Form 10-Q
period 2000-03-31
WORLDWIDE WEB NETWORX CORP
filed 2000-05-22
CIK 1064525

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                         Commission File Number 0-29479

                        WORLDWIDE WEB NETWORX CORPORATION
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                     58-2280078
(State of Incorporation)                  (I.R.S. Employer Identification No.)

     521 FELLOWSHIP ROAD, SUITE 130                     08054
       MOUNT LAUREL, NEW JERSEY                       (zip code)
(Address of principal executive offices)

                                 (856) 914-3100
              (Registrant's telephone number, including area code)

                                   -----------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                No   X
                        -----             -----

Number of shares of Common Stock outstanding as of May 15, 2000:

                                41,289,700 shares


================================================================================

                        WORLDWIDE WEB NETWORX CORPORATION

                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Balance Sheets........................................................................................   3
  March 31, 2000 (unaudited) and September 30, 1999

Consolidated Statements of Operations..............................................................................   4
  Three and Six Months Ended March 31, 2000 and 1999 (unaudited)

Consolidated Statements of Comprehensive Income....................................................................   5
  Three and Six Months Ended March 31, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows..............................................................................   6
  Six Months Ended March 31, 2000 and 1999 (unaudited)

Notes to Consolidated Financial Statements.........................................................................   7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation......................  15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk................................................  23

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.........................................................................................  23

Item 2 - Changes in Securities and Use of Proceeds.................................................................  23

Item 3 - Defaults Upon Senior Securities...........................................................................  24

Item 4 - Submission of Matters to a Vote of Security Holders.......................................................  24

Item 5 - Other Information.........................................................................................  24

Item 6 - Exhibits and Reports on Form 8-K..........................................................................  24

Signatures.........................................................................................................  25

Exhibit Index......................................................................................................  25

                        WORLDWIDE WEB NETWORX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               -------------------------------
                                                                               MARCH 31           SEPTEMBER 30
                                                                               -------------------------------
                                                                                 2000                 1999
                                                                               -------------------------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................................           $2,629                $7,234
  Short-term investments..................................................           55,575                29,475
  Accounts receivable, net of allowance for doubtful accounts ............              910                   858
  Prepaid expenses........................................................              178                   143
                                                                                    -------               -------
Total current assets......................................................           59,292                37,710
Property and equipment, net...............................................              495                   295
Ownership interests and advances to Affiliated Companies..................            4,641                 2,744
Intangible assets, net....................................................            5,624                 4,884
Deferred financing costs, net.............................................               --                   139
Other assets..............................................................              303                    49
Deferred income taxes.....................................................            2,940                 1,690
                                                                                    -------               -------
Total assets..............................................................          $73,295               $47,511
                                                                                    =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses........................................................              719                $1,157
  Accounts payable........................................................            2,292                 1,530
  Deferred revenue........................................................            2,330                   470
  Current portion of capital lease obligation.............................               40                    37
  Convertible debentures .................................................              125                   990
  Deferred income taxes...................................................           19,198                 8,813
                                                                                    -------               -------
Total current liabilities.................................................           24,704                12,997

Capital lease obligation, net of current portion..........................               18                    39

Stockholders' equity:

  Preferred stock.........................................................               --                    --
  Common stock............................................................               41                    39
  Additional paid-in capital..............................................           40,474                36,443
  Retained earnings (deficit).............................................           (4,657)                1,393
  Unearned stock compensation.............................................           (3,000)               (3,400)
  Accumulated other comprehensive income..................................           15,715                    --
                                                                                    -------               -------
Total stockholders' equity................................................           48,573                34,475
                                                                                    -------               -------
Total liabilities and stockholders' equity................................          $73,295               $47,511
                                                                                    =======               =======

                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (Unaudited)

                                                                    -------------------------------------------------------
                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           MARCH 31,                      MARCH 31,
                                                                    -------------------------------------------------------
                                                                    2000            1999            2000            1999
                                                                    ----            ----            ----            ----
                                                                                 (RESTATED)                      (RESTATED)
 Revenues.....................................................         $498            $164           $1,539            $327
 Operating expenses:
 Cost of revenues.............................................          373             106            1,304             215
                                                                 ----------      ----------       ----------      ----------
   Gross Profit...............................................          125              58              235             112
   Selling, general and administrative........................        3,710             455            6,383             533
   Depreciation and amortization..............................          390              75              764              75
   Writeoff of purchased research and development.............           --           3,036               --           3,036
                                                                 ----------      ----------       ----------      ----------
 Loss from operations.........................................       (3,975)         (3,508)          (6,912)         (3,532)

 Other income (expenses):

   Impairment of advances to Affiliated Companies.............           --              (5)              --             (81)
   Interest expense...........................................          (14)             --              (35)             --
   Amortization of debt issuance costs........................          (69)             --             (139)             --
   Interest income............................................           56               6              139              11
   Equity income (loss).......................................         (165)           (335)            (353)           (335)
                                                                 ----------      ----------       ----------      ----------
   Total other income (expenses)..............................         (192)           (334)            (388)           (405)
                                                                 ----------      ----------       ----------      ----------
 Loss before income taxes.....................................       (4,167)         (3,842)          (7,300)         (3,937)
 Income tax benefit...........................................         (733)             --           (1,250)             --
                                                                 ----------      ----------       ----------      ----------
 Net loss.....................................................      $(3,434)        $(3,842)         $(6,050)        $(3,937)
                                                                 ==========      ==========       ==========      ==========
Basic and diluted net loss per share..........................      $ (0.09)        $ (0.22)         $ (0.16)        $ (0.28)
                                                                 ==========      ==========       ==========      ==========
Basic and diluted weighted average shares oustanding..........   37,921,833      17,836,394       36,778,097      14,271,040
                                                                 ==========      ==========       ==========      ==========

                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                          --------------------------------------------------
                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               MARCH 31,                    MARCH 31,
                                                                          --------------------------------------------------
                                                                          2000         1999          2000           1999
                                                                          ----         ----          ----           ----
Net income (loss)....................................................    $ (3,434)    $(3,842)      $ (6,050)     $(3,937)

Other comprehensive income:
    Unrealized holding gains (losses) in available-for-sale
      securities.....................................................     (18,000)        --          26,100          --
    Tax related to comprehensive income..............................       7,200         --         (10,385)         --
                                                                         --------     -------        -------      -------
Net unrealized appreciation (depreciation) in available-for-
  sale securities....................................................     (10,800)        --          15,715          --
                                                                         --------     -------        -------      -------
Comprehensive income (loss)..........................................    $(14,234)    $(3,842)       $ 9,665      $(3,937)
                                                                         ========     =======        =======      =======


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                                  --------------------------
                                                                                     2000            1999
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................................        $(6,050)         $(3,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Purchased research and development.......................................             --            3,036
  Stock compensation.......................................................            600               --
  Depreciation.............................................................             44               14
  Amortization.............................................................            720               62
  Deferred income taxes....................................................         (1,250)              --
  Amortization of debt issuance costs......................................            139               --
  Equity loss..............................................................            353              335
  Impairment of advance to Affiliated Companies............................             --               81
  Changes in operating assets and liabilities net of acquisitions:
     Accounts receivable...................................................            (52)            (191)
     Accounts payable......................................................            762               18
     Accrued expenses......................................................            145              444
     Prepaid expenses......................................................            (35)              16
     Deferred revenue......................................................            460               --
                                                                                   -------          -------
Net cash used in operating activities......................................         (4,164)            (122)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of ownership interests in Affiliated Companies, net of cash                --           (1,849)
Advances to Affiliated Companies...........................................             --           (1,550)
Acquisition of technology..................................................             --             (750)
Purchase of property and equipment.........................................           (244)            (354)
Decrease (increase) in other assets........................................           (179)              --
                                                                                   -------          -------
Net cash used in investing activities......................................           (423)          (4,503)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debentures...........................             --              990
Proceeds from Loan.........................................................             --            2,295
Debt issuance costs incurred...............................................             --             (129)
Payment of capital lease obligation........................................            (18)              --
Net proceeds from issuance of common stock.................................             --            2,615
                                                                                   -------          -------
Net cash provided by (used in) financing activities........................            (18)           5,771
                                                                                   -------          -------
Net increase (decrease) in cash and cash equivalents.......................         (4,605)           1,146
Cash and cash equivalents at beginning of period...........................          7,234              792
                                                                                   -------          -------
Cash and cash equivalents at end of period.................................         $2,629           $1,938
                                                                                   =======          =======

NONCASH TRANSACTIONS

Exchange of convertible notes and accrued interest for common stock........           $995               --

ISSUANCE OF COMMON STOCK FOR:

Acquisition of ownership interests in Affiliated Companies.................          2,250           $9,023
Acquisition of technology..................................................             --            5,250
Services rendered..........................................................             30               --
Satisfaction of accrued expenses...........................................            512               --

                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

     WorldWide Web NetworX Corporation (the "Company") is a holding company engaged in business-to-business, or "B2B" e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of March 31, 2000, the Company owned interests in nine companies, which are referred to in these financial statements as "Affiliated Companies." The Company enters into relationships, including joint ventures, strategic relationships and acquisitions, with off-line companies that have established distribution channels and fulfillment capability and provides e-commerce technology, consulting, marketing and business development services to the Affiliated Companies. The Company's goal is to expand the markets, services and products and to improve the efficiencies of these businesses.

2. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements as of March 31, 2000 and for the three and six month periods ending March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position at March 31, 2000 and its operations and cash flows for the three and six month periods ending March 31, 2000 and 1999 have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's Registration Statement on Form 10.

RESTATEMENT OF MARCH 31, 1999 FINANCIAL STATEMENTS

     The financial statements as of March 31, 1999 and for the six months then ended have been restated from those previously included in our private placement memorandum dated May 26, 1999, in which the Company raised $11 million through the sale of common stock. The restated amounts have been prepared to conform to the audited financial statements for the year ended September 30, 1999 included in the Company's Registration Statement on Form 10. The unaudited financial statements previously issued have been restated as follows:

     a) The Company's investment of $3,036,000 in the JenCom assets was written off as purchased research and development in the statement of operations for the three and six month periods ended March 31, 1999. It was a condition of the Stock Purchase Agreement between the Company and D.H. Blair Investment Banking Corp. that the Company execute a definitive agreement with JenCom Digital Technologies for the acquisition of a 50% interest in the JenCom projects.
          Subsequent to March 31, 1999 the Company determined that the purchased products represented research and development in process and were not technologically feasible at the acquisition date. As a result, the accounting standards require these costs to be expensed at acquisition.

     b) The Company's subsidiary Entrade Inc. is consolidated in the statement of operations for the three and six month periods ended March 31, 1999. Previously, the subsidiary was reflected as an asset held for sale.

     c) The Company's valuation of common stock issued in connection with the acquisition of investments and in payment for services rendered was adjusted to reflect its fair value on the date of issuance.

     The effect of the restatement on the previously reported amounts is as follows:

                                            SIX MONTHS ENDED MARCH 31, 1999
                                            -------------------------------
                                            AS                   AS PREVIOUSLY
                                            RESTATED               REPORTED
                                            --------              -------------
     Net loss                               $(3,937,000)          $(218,000)
     Basic and diluted net loss per share   $     (0.28)          $   (0.01)

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Intrac Group, Ltd. and its majority owned and controlled subsidiaries, ATM Service, Ltd. and Real Quest, Inc. The various interests that the Company acquires in its Affiliated Companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an Affiliated Company unless significant minority rights are present.

CONSOLIDATION

     Affiliated Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an Affiliated Company's results of operations are reflected within the Company's statement of operations. All significant intercompany accounts and transactions are eliminated. Participation of other Affiliated Company shareholders in the earnings or losses of a consolidated Affiliated Company is reflected in the caption "Minority interest" in the Company's statement of operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Affiliated Company.

EQUITY METHOD

     Affiliated Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Affiliated Company depends on an evaluation of several factors including, among others, representation on the Affiliated Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Affiliated Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Affiliated Company. Under the equity method of accounting, an Affiliated Company's results of operations are not included in detail within the Company's statement of operations; however, the Company's share of the earnings or losses of the Affiliated Company is reflected in the caption "Equity income (loss)" in the statement of operations.

     The amount by which the Company's carrying value exceeds its share of the underlying net assets of Affiliated Companies accounted for under the consolidation or equity method of accounting is recorded as goodwill and is amortized on a straight-line basis over its estimated useful life. Goodwill amortization adjusts the Company's share of the Affiliated Company's earnings or losses.

COST METHOD

     Affiliated Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies is not included in the consolidated statement of operations. However, cost-method impairment charges are recognized in the consolidated statement of operations and deducted from the carrying value in the consolidated balance sheet, while the new cost basis is not increased if circumstances suggest that the value of the Affiliated Company has subsequently recovered.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company records its ownership interest in debt securities of Affiliated Companies accounted for under the cost method at cost. The Company records its ownership interest in equity securities of Affiliated Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be recorded at fair value. In addition to the Company's investments in voting and non-voting equity and debt securities, it periodically makes advances to its Affiliated Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114.

     The Company continually evaluates the carrying value of its ownership interests in and advances to each of its Affiliated Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Affiliated Company relative to carrying value, the financial condition and prospects of the Affiliated Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Affiliated Companies is generally determined based on the value at which independent third parties have or have committed to invest in its Affiliated Companies.

TRADE CREDITS

     The Company makes some purchases of goods and services in whole or in part by issuing "trade credits" that customers can redeem to purchase goods and services from the Company. The Company issues two types of trade credits, "combination trade credits" and "straight trade credits." Under a combination trade credit arrangement, the customer purchases goods and services from the Company and pays for goods and services in both cash and the redemption of trade credits. Straight trade credits are used for the same purposes as combination trade credits, but differ in that the customer pays for goods and services only through the redemption of trade credits, with no cash components.

     Unredeemed combination trade credits totaled $9,526,000 at March 31, 2000 and $8,017,000 at September 30, 1999. Vendors must redeem the trade credits within specified periods ranging from 2 to 5 years. Trade credits redeemable for the next four years are as follows: $2,259,000 in 2000, $1,445,000 in 2001, $1,270,000 in 2002, and $3,043,000 in 2003. Unredeemed straight trade credits of $230,000 at September 30, 1999 and $350,000 at March 31, 2000 are included in deferred revenue.

SHORT-TERM INVESTMENTS

     The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as other comprehensive income or loss until realized. The cost of short-term investments sold is based on the average cost method.

SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization ceases upon general release to customers. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. During the three and six month periods ending March 31, 1999, the Company recognized research and development expenses totaling $3,036,000 for proprietary internet software technologies, which were not technologically feasible at the date they were purchased. These technologies were purchased from JenCom Digital Technologies, Inc. and contributed to WWWX-Jencom, LLC. It was a condition of the Stock Purchase Agreement between the Company and D.H. Blair Investment Banking Corp. that the Company execute a definitive agreement with JenCom Digital Technologies for the acquisition of a 50% interest in the JenCom projects.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company performs an ongoing review of the recoverability of its capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

INTANGIBLE ASSETS

     Intangible assets consist of goodwill attributable to businesses acquired. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Intangible assets are amortized using the straight-line method over their expected useful lives of 3 to 5 years.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, convertible debt, and warrants to purchase common stock in the weighted average number of common shares outstanding for a period, if dilutive. Contingently issuable shares are included in diluted net income per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period.

     Due to their antidilutive effect, dilutive securities were excluded from the computation of diluted net loss per share for the three and six month periods ended March 31, 2000 and 1999. The 750,000 and 1,500,000 contingently issuable shares related to the acquisitions of the Real Quest, Inc. and InterCommerce China, LLC investments, respectively, and the shares contingently issuable to Warren Rothstein were not included in the earnings per share calculation because the conditions related to the contingencies were not satisfied at March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS No. 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS No. 133, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement or when it will adopt it.

3. SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2000 and September 30, 1999 consisted of 1,800,000 shares of common stock of Entrade Inc. received as consideration for the sale of a subsidiary to Artra. These shares have restrictions on their sale until September 23, 2000 that allow the Company to only sell up to 50,000 shares in any 30 day period. However, the shares may be pledged as collateral by the Company. The quoted market value of the Entrade Inc. (a NYSE company) shares held by the Company was $17,500,000 at May 16, 2000, a decrease of $38,075,000 from the amount recorded at March 31, 2000. Entrade Inc. is a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the audited balance sheet and statement of operations information reported by Entrade at December 31, 1999 and for the year then ended and the unaudited balance sheet and statement of operations at March 31, 2000 and the three months then ended, respectively. (amounts in thousands, except per share data)

BALANCE SHEET                                                MARCH 31,          DECEMBER 31,
                                                               2000                1999
                                                             --------           ------------
Current assets........................................        $43,998            $15,326
Non-current assets....................................         76,543             65,432
Current liabilities...................................         20,112             20,217
Non-current liabilities...............................          7,996             12,721


STATEMENT OF OPERATIONS                              THREE MONTHS ENDED           YEAR ENDED
                                                       MARCH 31, 1999           DECEMBER 31, 1999
                                                     ------------------         -----------------
Net revenues.................................             $ 3,830                $  4,542
Cost of revenues, exclusive of depreciation
  and amortization...........................               1,556                   1,759
Net loss applicable to common shares.........              (8,373)                (19,304)
Net Loss per Share:
  Basic and diluted..........................             $ (0.53)                $ (3.65)

4. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

INTERCOMMERCE CHINA, LLC

     In January 2000, the Company obtained a 33.33% interest in InterCommerce China, LLC ("ICC"). The Company issued 1,500,000 shares of its stock to JenCom Digital Technologies in exchange for the ownership interest. The shares were valued at $1.50 per share for a total investment in ICC of $2,250,000. Additionally, the Company agreed to issue an additional 1,500,000 shares upon ICC's merger or conversion or consolidation into a publicly traded entity in a transaction which involves $5,000,000 invested in ICC or a $50,000,000 ICC market capitalization within a period of four years. ATM Service, Ltd. has also entered into a ten-year exclusive operating agreement to distribute and sell all merchandise, equipment, goods, and other products that ICC receives, sells or distributes from or to the Peoples Republic of China under agreements with the China Product TradeNet Center, a Chinese government agency responsible for managing overstocked inventory in Chinese state-owned factories throughout China. Pursuant to the operating agreement of ICC, two of the Company's officers and directors each have the option to purchase a 0.625% interest in ICC. The options become exercisable upon the public issuance of any class of securities of ICC, at an exercise price equal to 30% of the fair market value of the option interest as of the date of the operating agreement.

THE INTRAC GROUP, LTD.

     During the six month period ended March 31, 2000, the Company increased the preliminary purchase price of The Intrac Group from $3,608,000 to $5,008,000. The $1,400,000 increase related to additional liabilities assumed that have been recorded as additional goodwill.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following summarizes the Company's ownership interests in and advances to Affiliated Companies accounted for under the equity method and cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2000. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company. (in thousands).

                                                                                               TOTAL CARRYING VALUE
                                                                VALUATION          COST       MARCH 31,    SEPTEMBER 30,
                                 INVESTMENT       ADVANCES      ALLOWANCE          BASIS         2000          1999
                                 ----------       --------      ---------          -----      ---------    -------------
                                                                                             (UNAUDITED)
Equity method:
  WJC........................            $ --           $900         $(175)            $725              $11               $364

Cost Method:
  VideoNet...................              --            100            --              100              100                100
  One World Direct...........             675             --            --              675              675                675
  Vision.....................              --            850          (850)              --               --                 --
  AsseTrade..................           1,605             --            --            1,605            1,605              1,605
  InterCommerce China........           2,250             --            --            2,250            2,250                 --
  Other......................              81             --           (81)              --               --                 --
                                       ------         ------       -------           ------           ------             ------
                                        4,611            950          (931)           4,630            4,630              2,380
                                       ------         ------       -------           ------           ------             ------
  Total......................          $4,611         $1,850       $(1,106)          $5,355           $4,641             $2,744
                                       ======         ======       =======           ======           ======             ======

     The Company also has an investment in Entrade Inc. which it accounts for under the cost method and is included in short-term investments (Note 3).

5. CUMULATIVE CONVERTIBLE DEBENTURES

     In March 1999, the Company sold, through a private placement, $990,000 of Series A 6% Cumulative Convertible Debentures ("Debentures") due and payable 12 months from the issue date. The debenture holders have the right to convert into shares of common stock of the Company after the earlier of 1) the effective date of a registration statement to be filed by the Company registering the resale of the shares or 2) 120 days after the filing of such registration statement. The right to convert expires if not so exercised. The conversion price is the lesser of 1) a 35% discount to the five-day average closing bid price preceding the conversion date, as defined or 2) the five-day average closing bid price of the common stock immediately preceding the closing date of the debenture offering. The conversion price is not less than $.25 per share and not more than $1.50 per share.

     The placement agent received cash of $129,000 and 98,950 shares of the Company's common stock valued at $149,000 for the offering of the debentures. The amounts paid to the placement agent were recorded as debt issuance costs and are being amortized over the term of the debt agreement.

     The Debentures provide for penalties if a registration statement to register the shares to be issued upon conversion is not filed within 60 days of the sale of the Debentures and declared effective within 90 days from the date of filing due to the failure of the Company to exercise reasonable diligence. Management believes it has exercised reasonable diligence, however, a registration statement has not been filed. Therefore, penalties of $49,000 and $150,000 have been accrued at March 31, 2000 and September 30, 1999, respectively.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On March 27, 2000, 14 of the 16 holders of the Debentures, representing $865,000 in principal amount, have converted their Debentures and accrued interest and penalties into an aggregate of 705,014 shares of the Company's common stock in full satisfaction of the Company's obligations to those holders. The Company has committed to file a registration statement covering the 705,014 shares within 60 days of the effectiveness of the Company's registration statement on Form 10.

6. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Significant components of the Company's net deferred income taxes included the deferred gain on sale of a subsidiary, the loss in an unconsolidated subsidiary, the effect of purchased research and development and other intangibles and NOL carryforwards.

     At September 30, 1999, the Company has available net operating loss carryforwards of approximately $2,430,000 which expire in the years 2012 to 2019 for federal purposes and 2004 and 2006 for state purposes. The timing and manner in which the Company will utilize net operating loss carryforwards in any year, or in total, may be limited by Section 382 of the Internal Revenue Code.

7. STOCKHOLDERS' EQUITY

COMMON STOCK OPTIONS

     The Company has an equity compensation plan whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company's common stock or restricted shares of the Company's common stock. Twenty-five percent of the options are exercisable on the first anniversary of the date of the participant's hire date. The additional amounts become exercisable at varying rates from 6.25% on the last day of each quarter thereafter. The Company has reserved 3,860,000 shares of its common stock to be issued under the plan.

     The incentive stock options may be granted at not less than the fair market value of the shares at the date of grant, and the nonqualified stock options are to be granted at no less than eighty-five percent of the fair market value of the shares at the date of grant. The fair market value of the Company's common stock is determined by the Board of Directors based on the trading price of the Company's stock at the date of grant. Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     The following table summarizes information about stock options outstanding at March 31, 2000:

                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                       WEIGHTED         REMAINING
                                          PER SHARE             NUMBER OF               AVERAGE       CONTRACTUAL LIFE
                                            PRICES                SHARES             PER SHARE PRICE     (YEARS)
                                          ---------             ---------            ---------------  ----------------
    March 31, 2000 (Unaudited)          $2.30 - $5.65            1,280,000               $4.14             9.7

     No options were exercisable at March 31, 2000.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION ACTIVITY

         A summary of stock option activity follows:

                                                                  SIX MONTHS ENDED
                                                                   MARCH 31, 2000
                                                                    (UNAUDITED)
                                                               -----------------------------
                                                                            WEIGHTED AVERAGE
                                                               SHARES        EXERCISE PRICE
                                                               ------       ----------------
          Outstanding at beginning of period                    915,000             $2.69
          Options granted                                       825,000              5.11
          Options cancelled or expired                         (460,000)             2.69
                                                              ---------             -----
          Outstanding at end of period                        1,280,000             $4.14
                                                              =========             =====


8. COMMITMENTS AND CONTINGENCIES

     The Company has operating leases covering office space and office equipment. At September 30, 1999, future minimum lease payments on these noncancelable operating leases having initial or remaining terms of more than one year are $198,000 for 2000, $197,000 for 2001, $140,000 for 2002, $142,000
for 2003, and $133,000 for 2004.

     The Company also leases equipment under capital leases. Future minimum lease payments on capital leases, net of imputed interest of $11,000, are $37,000 for 2000 and $39,000 for 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN OUR REGISTRATION STATEMENT ON FORM 10, REGISTRATION NO. 000-29479.

GENERAL

     We currently intend to pursue the following plan of operations during the next twelve months:

INCREASE REVENUES BY DEVELOPING OUR OPERATING COMPANIES. ATM Service, Ltd. and The Intrac Group, Ltd. will continue to develop their customer bases through the efforts of their present sales and marketing team. ATM Service, Ltd. will also look to develop emerging markets through its own efforts or through representatives. We will continue to develop NAIdirect.com through our ownership in Real Quest, Inc. NAIdirect.com is presently developing its transactional web site and intends to have revenues from the site in the next twelve months.

MONITOR AND REPORT ON OUR EQUITY INTEREST INVESTMENTS. We intend to hire additional staff to monitor, report on and help develop companies in which we have interests. This will allow us to help expand markets, services and products and improve efficiencies in these businesses. It will also allow us to constantly monitor our investments, giving us vital information for future additional investments in those businesses.

SEEK OUT NEW INVESTMENT OPPORTUNITIES. We intend to seek out new investment opportunities through our affiliated companies and be active in the business, venture capital and Internet communities, using our cash, stock and/or Internet expertise as our capital contributions to create joint ventures.

     We anticipate our operating expenses will increase by $2,500,000 during the current fiscal year over those incurred during our last fiscal year as a result of implementing our plan of operations. Our actual operating and financial results and actual plan of operations may differ materially from the stated plan of operations. Factors which may cause a change from our actual results or actual plan of operations vary but include, without limitation, decisions of our board of directors not to pursue the stated plan of operations based on its reassessment of the plan, changes in the Internet business, the wholesaling and asset recovery business and general economic conditions.

EFFECT OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

     The various interests that we acquire in the companies in which we own interests are accounted for under one of three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in a company in which we own an interest unless significant minority rights are present.

CONSOLIDATION. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities and exercise control are generally accounted for under the consolidation method of accounting. Under this method, a company's results of operations are reflected within our Consolidated Statements of Operations. Participation of other company stockholders in the earnings or losses of a consolidated company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated results of operations to reflect only our share of the earnings or losses of the consolidated company. ATM Service, Ltd., The Intrac Group, Ltd., and Real Quest, Inc. were our only consolidated companies through March 31, 2000. ATM Service, Ltd. was recorded using the equity method from December 1998 through July 23, 1999, when we acquired a controlling interest. From that date through March 31, 2000, we have consolidated ATM Service, Ltd. and included the detail of its results of operations in our consolidated results of operations.

EQUITY METHOD. Companies whose results we do not consolidate, but over whom we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the detail of a company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. During the fiscal year ended September 30, 1999, we accounted for two companies under the equity method of accounting, WWWX-Jencom, LLC, and ATM Service, Ltd., as described in the previous paragraph. For the three and six month periods ended March 31, 2000, we accounted for WWWX-Jencom, LLC under the equity method of accounting.

     The net effect of a company's results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, as under both of these methods only our share of the earnings or losses of a company is reflected in our net results of operations in the Consolidated Statements of Operations.

COST METHOD. Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting at cost. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of March 31, 2000 we accounted for six companies under the cost method of accounting.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

     The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting, the equity method of accounting or the cost method of accounting.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
MARCH 31, 1999

REVENUES

     Revenues were $498,000 for the three months ended March 31, 2000 as compared to revenues of $164,000 for three months ended March 31, 1999. The increase in revenue was primarily due to the acquisitions of interests in ATM Service, Ltd. and The Intrac Group, Ltd. Revenues for the three months ended March 31, 1999 were principally derived from consulting services provided by our Entrade subsidiary which we sold in September 1999.

     For the three month period ended March 31, 2000, 27% of our revenue was provided by liquidation and cost recovery services, 46% of our revenue came from the purchase and resale of media, 10% of our revenue was provided by asset management, 4% of our revenue came from consulting and 13% of our revenues came from providing management services. For the three months ended March 31, 1999, 100% of our revenue was from consulting services.

COST OF REVENUE

     Cost of revenue primarily consists of goods, freight, and warehousing of inventory held for sale and media costs. Cost of revenue was $373,000 and $106,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in cost of revenue was primarily due to the increase in revenues due to the acquisitions of ATM Service, Ltd. and The Intrac Group, Ltd. The cost of revenue for the three months ended March 31, 1999 consisted primarily of salaries and fees paid to programmers and consultants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $3.7 million and $455,000 for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to an increase in the operations of our affiliated companies, and the acquisitions of Real Quest, ATM Service, Ltd. and The Intrac Group, Ltd. As the number of our employees grew to support our operations and those of our subsidiary companies, our general and administrative costs increased.

     We expect selling, general, and administrative expenses to increase due to the consolidated companies being included in our consolidated statement of operations for the entire year and the expansion of support necessary for the increase in our growth and the growth of our consolidated subsidiaries to implement our plan of operations.

DEPRECIATION AND AMORTIZATION

     Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization expense was $390,000 and $75,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in depreciation and amortization was primarily due to goodwill amortization relating to The Intrac Group and Real Quest, Inc. acquisitions.

LOSS FROM OPERATIONS

     During the three months ended March 31, 2000, we incurred a loss from operations of $4.0 million compared with $3.5 million for the three months ended March 31, 1999. The increased loss is primarily the result of increased selling, general, and administrative expenses to support our operations offset by a non-recurring, non-cash charge of $3 million related to the write-off of acquired in-process research and development for the JenCom projects.

IMPAIRMENT OF ADVANCES TO COMPANIES

     We continually evaluate the carrying value of our ownership interests in each of the companies in which we own interests for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in each company relative to carrying value, the financial condition and prospects of each company, and other relevant factors.

     At March 31, 2000, we did not have a need to adjust our valuation allowances for advances made to affiliated companies. At March 31, 1999, we evaluated the carrying value of an advance in the amount of $5,000 made to a company in anticipation of acquiring an equity position in that company. Based on our review of its business plan, we have recorded a 100% valuation allowance of $5,000 representing the advances made.

INTEREST EXPENSE

     Interest expense represents interest on our convertible debt and capital lease obligations. Interest expense was $14,000 and $0 for the three months ended March 31, 2000 and 1999, respectively.

EQUITY INCOME (LOSS)

     Equity income (loss) represents our share of the earnings or losses of our companies accounted for under the equity method. For the three months ended March 31, 2000, and 1999, equity loss includes our share of the loss from WWWX-Jencom of $165,000 and $135,000, respectively. Additionally, equity loss for the three months ended March 31, 1999 includes $200,000 of stock compensation paid for listings provided to ATM Service, Ltd. which we accounted for using the equity method through July 23, 1999 when we aquired a controlling interest.

AMORTIZATION OF DEBT COSTS

     Deferred finance costs consist of expenses related to the issuance the convertible debentures entered into in March 1999. Amortization of debt issuance costs was $69,000 for the three months ended March 31, 2000. There was no amortization of debt costs in the three months ended March 31, 1999.

INTEREST INCOME

     Interest income represents interest on our cash and cash equivalents, which are primarily invested in money market accounts. Interest income was $56,000 and $6,000 for the three months ended March 31, 2000, and 1999, respectively.

INCOME TAX EXPENSE

     Income tax benefit for the three months ended March 31, 2000 of $733,000 principally results from the income tax benefit of $1.4 million calculated at federal statutory rates offset by an increase in our valuation allowance of

$582,000 with respect to deferred tax assets of a subsidiary not consolidated for income tax purposes for which realization is uncertain. There was a provision of $1.3 million for income taxes offset by $1.3 million increase in the valuation allowance for the three months ended March 31, 1999.

NET LOSSES

     For the three months ended March 31, 2000, we had net losses of $3.4 million compared to net losses of $3.8 million for the three months ended March 31, 1999.

RESULTS OF OPERATIONS-SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

REVENUES

     Revenues were $1.5 million for the six months ended March 31, 2000 and $327,000 for the six months ended March 31, 1999. The increase in revenue was primarily due to the acquisitions of interests in ATM Service, Ltd. and The Intrac Group, Ltd. Included in revenues for the six months ended March 31, 1999, were $327,000 of consulting revenue from entrade.com which we sold in September 1999.

     For the six months ended March 31, 1999, substantially all of our revenue was derived from consulting services predominantly provided by Entrade which we sold to Artra in September 1999. For the six months ended March 31, 2000, the purchase and resale of media accounted for 48% of our revenue; asset management provided 5% of our revenue; liquidation and cost recovery provided 39% of our revenue; consulting revenues provided 2% if our revenue; and management services provided 6% of our revenues.

COST OF REVENUE

     Cost of revenue primarily consists of goods, freight, and warehousing of inventory held for sale and media costs. Cost of revenue was $1.3 million and $215,000 for the six months ended March 31, 2000 and 1999, respectively. The increase in cost of revenue was primarily due to the increase in revenues due to the acquisitions of ATM Service, Ltd. and The Intrac Group, Ltd. The cost of revenue for the six months ended March 31, 1999 consisted primarily of salaries and fees paid to programmers and consultants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $6.4 million and $533,000 for the six months ended March 31, 2000 and 1999, respectively. The increase was primarily due to an increase in the operations of our affiliated companies, and the acquisitions of Real Quest, ATM Service, Ltd. and The Intrac Group, Ltd. As the number of our employees grew to support our operations and those of our subsidiary companies, our general and administrative costs increased.

     We expect selling, general, and administrative expenses to increase due to the consolidated companies being included in our consolidated statement of operations for the entire year and the expansion of support necessary for the increase in our growth and the growth of our consolidated subsidiaries to implement our plan of operations.

DEPRECIATION AND AMORTIZATION

     Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization expense was $764,000 and $75,000 for the six months ended March 31, 2000 and 1999, respectively. The increase in depreciation and amortization was primarily due to goodwill amortization relating to The Intrac Group and Real Quest, Inc. acquisitions.

WRITE-OFF OF PURCHASED RESEARCH AND DEVELOPMENT

     In March 1999, we acquired projects in various stages of development from JenCom Digital Technologies, Inc. The total cost of the acquisition was $3 million through the issuance of 2 million shares of our common stock. In conjunction with the acquisition of these projects, we recorded a charge to operations of $3 million for in-process research and development at the time of the acquisition, representing the fair value of products under development that had not reached technological feasibility at the time of the acquisition. We transferred our ownership interest in these assets to our 50% owned joint venture WWWX-Jencom, LLC.

     The in-process technology acquired was four significant research and development projects which the WWWX-Jencom continues to develop. The technologies acquired are VuCam, a remote-control real-time streaming video software; True Sound, a sound compression format; School Network Application, an interactive web-based system designed to facilitate involvement in school activities and the flow of school-related information; and Power Broker, a communications and trading management program.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing, and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features, and technical performance requirements. Future developments in technology, changes in other products and service offerings, or other developments may cause us to alter or abandon our plans for these projects.

LOSS FROM OPERATIONS

     During the six months ended March 31, 2000, we incurred a loss from operations of $6.9 million compared with $3.5 million in the six months ended March 31, 1999. The increased loss is primarily the result of increased selling, general, and administrative expenses to support our operations offset by a non-recurring, non-cash charge of $3 million related to the write-off of acquired in-process research and development for the JenCom projects.

IMPAIRMENT OF ADVANCES TO COMPANIES

     At March 31, 2000, we did not have a need to adjust our valuation allowances for advances made to affiliated companies. During the six months ended March 31, 1999, we evaluated the carrying value of advances totaling $81,000 made to a company in anticipation of acquiring an equity position in that company. Based on our review of its business plan, we have recorded a 100% valuation allowance of $81,000 representing the advances made.

INTEREST EXPENSE

     Interest expense represents interest on our convertible debt and capital lease obligations. Interest expense was $35,000 and $0 for the six months ended March 31, 2000 and 1999, respectively.

EQUITY INCOME (LOSS)

     Equity income (loss) represents our share of the earnings or losses of our companies accounted for under the equity method. For the six months ended March 31, 2000, and 1999, equity loss includes our share of the loss from WWWX-Jencom of $353,000 and $135,000, respectively. Additionally, equity loss for the six months ended March 31, 1999 includes $200,000 of stock compensation paid for listings provided to ATM Service, Ltd. which we accounted for using the equity method through July 23, 1999 when we aquired a controlling interest.

AMORTIZATION OF DEBT COSTS

     Deferred finance costs consist of expenses related to the issuance of the convertible debt agreements entered into in March 1999. Amortization of debt issuance costs were $139,000 for the six months ended March 31, 2000. There was no amortization of debt costs in the six months ended March 31, 1999.

INTEREST INCOME

     Interest income represents interest on our cash and cash equivalents, which are primarily invested in money market accounts. Interest income was $139,000 and $11,000 for the six months ended March 31, 2000 and 1999, respectively.

INCOME TAX EXPENSE

     Income tax benefit for the six months ended March 31, 2000 of $1.3 million principally results from the income tax benefit of $2.6 million calculated at federal statutory rates offset by an increase in our valuation allowance of $1 million with respect to deferred tax assets of a subsidiary not consolidated for income tax purposes for which realization is uncertain. There was a provision of $1.4 million for income taxes offset by $1.4 million increase in the valuation allowance for the three months ended March 31, 1999.

NET INCOME (LOSS)

     For the six months ended March 31, 2000, we had net losses of $6 million compared to net losses of $3.9 million for the six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations with a combination of cash proceeds from the sale of our common stock, convertible debentures and our Entrade Inc. subsidiary. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $1.5 million from the sale of our convertible debentures. Proceeds from the sale of Entrade Inc. stock generated cash proceeds of approximately $2.6 million.

     Cash used in operations increased to approximately $4.2 million in the six months ended March 31, 2000, compared to $122,000 in the six months ended March 31, 1999, as a result of our increased operating expenses which were only partially offset by increased net revenues.

     Cash used in investing activities decreased to approximately $423,000 in the six months ended March 31, 2000, compared to $4.5 million in the six months ended March 31, 1999, because in the six months ended March 31, 2000 we did not acquire ownership interests in affiliated companies with cash, we did not purchase technology, nor did we make advances to un-consolidated affiliated companies, each of which we did in the six months ended March 31, 1999.

     Consolidated working capital increased to $34.6 million at March 31, 2000, compared to $24.7 million at September 30, 1999. The increase resulted primarily from the increase in the value of our Entrade Inc. stock, partially offset by the increase in deferred income taxes related to the increase in the value of our Entrade Inc. stock and cash used in operations. Our ability to sell our shares of Entrade is limited to 50,000 shares per month until September 23, 2000, after which our ability to sell may be limited by market considerations. Excluding our marketable securities and related deferred income taxes, we would have a working capital deficit at March 31, 2000, of $1.8 million.

     Our operations are not capital intensive and we have not incurred significant capital expenditures through March 31, 2000 and do not anticipate significant capital expenditures in the remainder of fiscal 2000. There were no material capital asset purchase commitments at March 31, 2000.

     We have committed to directly provide up to $1,000,000 of funding to our affiliated company, NAI Direct, Inc., to fund its operations, which we have placed in an escrow account for this purpose. As of March 31, 2000, the balance in this account was approximately $100,000. We have also committed to loan or otherwise obtain $4,000,000 of additional funding for NAI Direct as required to meet its working capital requirements before March 2001. We expect to fund this obligation during the balance of calendar year 2000 from the proceeds of loans against our Entrade Inc. stock, the sale of a portion or all of Entrade Inc. stock or from future equity offerings, as discussed below.

     Holders of $865,000 in principal amount of our 6% cumulative convertible debentures elected to convert into common stock. If the remaining Debentures are not converted into common stock in accordance with the terms of the

Debentures, we will have to pay the remaining $125,000 principal amount plus interest and related costs to the remaining holders.

     We believe that cash and cash equivalents on hand at March 31, 2000, will be adequate to fund our current operating needs and those of our consolidated subsidiaries at current levels at least through June 2000. In order to continue to implement our growth strategy of making additional investments in or advances to our companies, we will need additional cash resulting from either the proceeds of loans against our Entrade Inc. stock, the sale of a portion or all of our Entrade Inc. stock or from future equity offerings. The value of our Entrade Inc. stock has fluctuated during calendar year 2000 from approximately $15.5 million to approximately $100 million.

     We anticipate that we will be able to obtain loans from a financial institution or brokerage firm using our Entrade Inc. stock as collateral. These loans against our Entrade Inc. shares are expected to provide part of the funds required to finance our expansion over the next 6 months, which we expect to cost up to $15 million. In order to fund the difference, we will either sell a portion of our Entrade Inc. stock or sell equity interests in ourself or our subsidiaries. During that time, we do not anticipate that we or any of our subsidiaries will have a positive cash flow from operations.

     Our long-term plans call for the expansion of our operations and the operations of our subsidiaries, as well as the acquisition of interests in new businesses. In order to execute our plan over the next 6 to 24 months, we anticipate that we will sell equity interests in us and our subsidiaries, in private and public transactions. We anticipate that over the next 24 months these equity fund-raising activities could range from $150 million to $200 million.

     We cannot be sure that we will be able to borrow against our Entrade Inc. stock, sell our Entrade Inc. stock at a desirable price or be able to obtain the additional equity funding at an acceptable valuation or at all. Further, if we sell a portion of our Entrade Inc. stock we would be subject to income taxes based on the value of the Entrade Inc. stock at the time of the sale. Additionally, the publicly-traded market for Entrade Inc.'s shares fluctuates significantly, reducing our ability to attractively borrow against our Entrade Inc. stock. If we cannot raise the additional funding, we may be forced to curtail our planned growth strategy and reserve our cash resources to fund our ongoing operations.

COST OF YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products were coded to accept only two-digit entries in date code fields. Both before and after the year 2000, these date code fields will need to accept four-digit entries to enable the computer systems and software products to distinguish twenty-first century dates from twentieth century dates. Any of our computer programs or hardware that have date-sensitive software or embedded computer chips which have not been upgraded to be compliant with the requirements of the year 2000 changeover may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to properly process transactions internally or in conjunction with external computer systems on which we depend to provide our customers with our product and services. Although we have not suffered from any of these types of events to date, we may do so in the future.

OUR GENERAL READINESS

     The year 2000 requirements affect the computers, software and other equipment that we use, operate or maintain for our operations. Substantially all of our software was developed after awareness of these issues became wide spread in the software industry, such that our software was designed with reference to preventing year 2000 related difficulties from arising. Nonetheless, we have adopted an internal policy to ensure that our product remains year 2000 compliant. To the best of our knowledge, none of our internal systems or equipment which are necessary for the conduct of our business has any defects, errors or deficiencies relating to the year 2000 which are not capable of being remedied.

COST OF OUR YEAR 2000 EFFORTS

     We have incurred no direct expenses since our inception in connection with this process, and do not expect to incur any significant additional expenditures in this regard.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS

     We believe that it is not possible to determine with complete certainty that all year 2000 related problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are numerous. We believe that there exists the potential for a significant number of operational inconveniences and inefficiencies, and possible disputes and claims related to products or services used or provided by us.

CONTINGENCY PLANS

     We have taken measures to ensure that our internal systems and equipment are year 2000 compliant for both hardware and software. All of our operating systems on all critical servers have been upgraded, and all individual computers and tools have been verified as year 2000 compliant. We perform a daily back-up of all critical information. In the event of a failure, we estimate that the information technology infrastructure necessary to run our internal business operations could be restored.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This registration statement contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

     - plans for and ability to hire additional personnel, including a full time Chief Executive Officer;

     - separating our office space and administrative and technology services from entrade.com, Inc.

     - business strategy, including transacting business on our web sites and developing the companies in which we own interests;

     - expectations for future expansion both in the U.S. and internationally;

     -    anticipated growth in revenue;

     -    uncertainty regarding our future operating results;

     -    anticipated sources of funds to fund our operations; and

     - plans, objectives, expectations and intentions contained in this registration statement that are not historical facts.

     All statements, other than statements of historical included in this registration statement, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this registration statement, the words "will", "believe", anticipate", "intend", estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain such identifying words. All forward-looking statements speak only as of the date of this registration statement. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this registration statement are reasonable, we can give no assurance that theses plans, intentions or expectations will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are restricted from selling more than 50,000 shares our Entrade Inc. stock per month until September 23, 2000. We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc. which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. Since March 31, 2000, the value of our Entrade stock has fluctuated from a low of $15.5 million on May 19, 2000 to a high of $55.6 million on March 31, 2000. A 20% decrease in equity prices would result in an approximate $11.1 million decrease in the fair value of our holdings of Entrade stock at March 31, 2000. The value of our holdings may continue to fluctuate. We have not attempted to reduce or eliminate our market exposure on our holdings.

     We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $25,000 increase in interest income.

     We also have issued fixed-rate debt, which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of March 31, 2000, $865,000 in principal amount of the debt has been converted into common stock.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes In Securities

     On March 27, 2000, we closed on an exchange offer to the holders of the Company's Series A 6% Cumulative Convertible Debentures. Pursuant to that exchange offer, 14 of the 16 holders of the Debentures, representing $864,500 in principal amount, accepted the Company's exchange offer to convert their Debentures into an aggregate of 705,014 shares of the Company's common stock in full satisfaction of the Company's obligations to those holders. We have committed to file a registration statement covering the 705,014 shares within 60 days of the effectiveness of the Company's registration statement on Form 10.

     On February 11, 2000, we issued warrants to purchase 500,000 shares of our common stock to S. Allan Kline at an exercise price of $4.00 which is exercisable for one year as consideration of his settlement of and release from any claims for compensation associated with services he rendered.

     On January 7, 2000, we issued 1,500,000 shares of our common stock, valued at $2,250,000, or $1.50 per share, to JenCom Digital Technologies, Inc., in consideration for a 33.3% interest in InterCommerce China, LLC.

     The Company from time to time has granted options to purchase our common stock to employees and directors. For the three months ended March 31, 2000, the Company granted the following options to purchase shares of common stock:

     On March 20, 2000, we issued options exercisable for 200,000 shares of our common stock to Gerard T. Drumm, one of our employees, at an exercise price of $5.15 per share.

     On March 20, 2000, we issued options exercisable for 105,000 shares of our common stock to Tim Sexton, one of our employees, at an exercise price of $5.15 per share.

     On March 20, 2000, we issued options exercisable for 75,000 shares of our common stock to Michael Metzger, one of our employees, at an exercise price of $5.15 per share.

     On March 20, 2000, we issued options exercisable for 50,000 shares of our common stock to Luc Morgan, one of our employees, at an exercise price of $5.15 per share.

     On March 20, 2000, we issued options exercisable for 20,000 shares of our common stock to Angela Gray, one of our employees, at an exercise price of $5.15 per share.

     On January 14, 2000, we issued options exercisable for 250,000 shares of our common stock to John Banigan, one of our employees, at an exercise price of $5.65 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.                Description
-----------                -----------
* 4.1             Warrant to Purchase 500,000 shares of common stock of WorldWide Web NetworX Corporation dated February 10, 2000, issued to Elminor Portfolio Corp. B.V.I.

*10.1             Amended and Restated Operating Agreement of WWWX-JenCom, LLC, dated as of January 7, 2000, between WorldWide Web NetworX Corporation and JenCom Digital Technologies, Inc.

*10.2             Amended and Restated Operating Agreement of InterCommerce China, LLC, dated as of January 7,
                  2000, among WorldWide Web NetworX Corporation, International Commerce Exchange Systems,
                  Inc., Lester Wolff International Investment, Ltd., Henry Kauftheil, Peter Zhenxiang Lu, and
                  Uncas Holdings Limited Partnership.

*10.3             Distribution and Operating Agreement, dated as of January 7, 2000, between ATM Service,
                  Ltd., and Intercommerce China, LLC.

*10.4             Employment Agreement, dated as of January 14, 2000, between WorldWide Web NetworX
                  Corporation and John T. Banigan.

*10.5             Employment Agreement, dated as of February 14, 2000, between WorldWide Web NetworX
                  Corporation and Gerard T. Drumm.

*10.6             Employment Agreement, dated as of March 20, 2000, between WorldWide Web NetworX Corporation and Allan M. Cohen.

*10.7 I           Israel In-Country Representative Agreement dated March 2, 2000, between ATM Service, Ltd., and MG Capital, Ltd.

*10.8             ATM Contribution Agreement (Textron)

27.1              Financial Data Schedule

-------------
* Incorporated by reference from WorldWide Web NetworX Corporation's registration statement of Form 10, Registration No. 000-29479.

REPORTS ON FORM 8-K

     On May 4, 2000, we filed a Current Report on Form 8-K dated May 2, 2000, to report under Item 5 several changes in the management of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 22, 2000                    WORLDWIDE WEB NETWORX CORPORATION
                                                (Registrant)

                                       By: /s/ John T. Banigan
                                          -------------------------------------
                                          John T. Banigan
                                          Chief Financial Officer & Treasurer
                                          (Principal Financial and
                                          Principal Accounting Officer)
                                          (Duly Authorized Officer)


                                  EXHIBIT INDEX
                                  -------------
EXHIBIT NUMBER                DESCRIPTION
--------------                ------------

     27.1                     Financial Data Schedule