Form 10-Q
period 2000-06-30
WORLDWIDE WEB NETWORX CORP
filed 2000-08-22
CIK 1064525

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

                       For the quarter ended June 30, 2000
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

                                  Yes   X   No

         Number of shares of Common Stock outstanding as of August 14, 2000:
                                41,515,596 shares

                        WORLDWIDE WEB NETWORX CORPORATION
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Balance Sheets....................................................................................         3
  June 30, 2000 (unaudited) and September 30, 1999

Consolidated Statements of Operations..........................................................................         4
   Three and Nine Months Ended June 30, 2000 and 1999 (unaudited)

Consolidated Statements of Comprehensive Income................................................................         5
   Three and Nine Months Ended June 30, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows..........................................................................         6
   Nine Months Ended June 30, 2000 and 1999 (unaudited)

Notes to Consolidated Financial Statements.....................................................................         7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation..................        17
Item 3 - Quantitative and Qualitative Disclosures About Market Risk............................................        25

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................................................................        25

Item 2 - Changes in Securities and Use of Proceeds.............................................................        25

Item 3 - Defaults Upon Senior Securities.......................................................................        26

Item 4 - Submission of Matters to a Vote of Security Holders...................................................        26

Item 5 - Other Information.....................................................................................        26

Item 6 - Exhibits and Reports on Form 8-K......................................................................        26

Signatures.....................................................................................................        27

Exhibit Index..................................................................................................        27


                        WORLDWIDE WEB NETWORX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             -------------------------------------
                                                                                JUNE 30           SEPTEMBER 30
                                                                             -------------------------------------
                                                                                 2000                 1999
                                                                             ----------------    -----------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................................             $369                $7,234
  Short-term investments..................................................           11,477                29,475
  Receivable from sales of short-term investments.........................              800                    --
  Accounts receivable, net of allowance for doubtful accounts.............              961                   858
  Prepaid expenses........................................................               21                   143
                                                                             ----------------    -----------------
Total current assets......................................................           13,628                37,710
Property and equipment, net...............................................              510                   295
Ownership interests and advances to Affiliated Companies..................            4,630                 2,744
Intangible assets, net....................................................            5,313                 4,884
Deferred financing costs, net.............................................               --                   139
Other assets..............................................................              237                    49
Deferred income taxes.....................................................            2,715                 1,690
                                                                             ----------------    -----------------

Total assets..............................................................          $27,033               $47,511
                                                                             ================    =================



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses........................................................           $2,188                $1,157
  Accounts payable........................................................            1,189                 1,530
  Deferred revenue........................................................            2,294                   470
  Current portion of capital lease obligation.............................               41                    37
  Convertible debentures .................................................              125                   990
  Deferred income taxes...................................................            2,715                 8,813
                                                                             ----------------    -----------------

Total current liabilities.................................................            8,552                12,997

Capital lease obligation, net of current portion..........................                7                    39

Stockholders' equity:
  Preferred stock.........................................................               --                    --
  Common stock............................................................               41                    39
  Additional paid-in capital..............................................           40,574                36,443
  Retained earnings (deficit).............................................         (10,293)                 1,393
  Unearned stock compensation.............................................          (2,800)                (3,400)
  Accumulated other comprehensive income..................................          (9,048)                    --
                                                                             ----------------    -----------------
Total stockholders' equity................................................           18,474                34,475
                                                                             ----------------    -----------------
Total liabilities and stockholders' equity................................          $27,033               $47,511
                                                                             ================    =================


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (Unaudited)

                                                                ------------------------------------------------------------------
                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                ------------------------------------------------------------------
                                                                    2000               1999         2000                1999
                                                                --------------    -------------  --------------   ----------------
                                                                                    (RESTATED)                       (RESTATED)

 Revenues.....................................................       $1,210               $166        $2,749                $493
 Operating expenses:
 Cost of revenues.............................................        1,037                 60         2,341                 275
                                                                --------------    -------------  --------------   ----------------
   Gross Profit...............................................          173                106           408                 218
   Selling, general and administrative........................        3,521              1,648         9,904               2,302
   Depreciation and amortization..............................          352                319         1,116                 273
   Write-off of purchased research and development............           --                 --            --               3,036
                                                                --------------    -------------  --------------   ----------------
 Loss from operations.........................................       (3,700)            (1,861)      (10,612)             (5,393)

 Other income (expenses):
   Loss on sale of short-term investments                            (1,723)                --        (1,723)                 --
   Impairment of advances to Affiliated Companies.............           --                 --            --                 (81)
   Interest expense...........................................           (4)               (99)          (39)                (99)
   Amortization of debt issuance costs........................           --                (77)         (139)                (77)
   Interest income............................................           27                 10           166                  21
   Equity loss................................................          (11)              (598)         (364)               (933)
                                                                --------------    -------------  --------------   ----------------
   Total other income (expenses)..............................       (1,711)              (764)       (2,099)             (1,169)
                                                                --------------    -------------  --------------   ----------------
 Loss before income taxes.....................................       (5,411)            (2,625)      (12,711)             (6,562)
 Income tax expense (benefit).................................          225                 --        (1,025)                 --
                                                                --------------    -------------  --------------   ----------------
 Net loss.....................................................      $(5,636)           $(2,625)     $(11,686)            $(6,562)
                                                                ==============    =============  ==============   ================

 Basic and diluted net loss per share                               $(0.14)            $(0.10)        $(0.31)             $(0.35)
                                                                ==============    =============  ==============   ================

 Basic and diluted weighted average shares outstanding           39,537,012         25,332,257    37,697,735          18,793,277
                                                                ==============    =============  ==============   ================


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                     ---------------------------------------------------------------
                                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                                 JUNE 30,                          JUNE 30,
                                                                     ---------------------------------------------------------------
                                                                          2000             1999            2000             1999
                                                                     ---------------   -------------    --------------  ------------
                                                                                        (RESTATED)                       (RESTATED)
Net loss.............................................................      $(5,636)        $(2,625)          $(11,686)      $(6,562)
Other comprehensive loss:
    Unrealized holding losses in available-for-sale                        (42,955)             --            (16,855)           --
          securities.................................................
    Less:  reclassification adjustment for losses included in                1,723              --              1,723            --
          net loss...................................................---------------   -------------    --------------  ------------
    Net unrealized holding losses....................................      (41,232)             --            (15,132)           --

    Tax benefit related to other comprehensive loss..................       16,483              --              6,098            --
                                                                     ---------------   -------------    --------------  ------------
Net unrealized depreciation in available-for-                              (24,749)             --             (9,034)           --
          sale securities............................................---------------   -------------    --------------  ------------
Comprehensive loss...................................................     $(30,385)        $(2,625)          $(20,720)      $(6,562)
                                                                     ===============   =============    ==============  ============



                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                NINE MONTHS ENDED JUNE 30,
                                                                             --------------------------------
                                                                                  2000              1999
                                                                             --------------    --------------
                                                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................................       $(11,686)         $(6,562)
Adjustments to reconcile net loss to net cash used in operating activities:
  Purchased research and development.......................................             --            3,036
  Loss on sale of short-term investments...................................          1,723               --
  Stock compensation.......................................................            900              421
  Depreciation.............................................................             85               33
  Amortization.............................................................          1,031              240
  Deferred income taxes....................................................         (1,025)              --
  Amortization of debt issuance costs......................................            139               77
  Equity loss..............................................................            364              933
  Impairment of advance to Affiliated Companies............................             --               81
  Changes in operating assets and liabilities net of acquisitions:
     Accounts receivable...................................................           (103)            (259)
     Accounts payable......................................................           (341)             121
     Accrued expenses......................................................          1,614              691
     Prepaid expenses......................................................            122               53
     Deferred revenue......................................................            424               --
                                                                             --------------    --------------
Net cash used in operating activities......................................         (6,753)          (1,135)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of ownership interests in Affiliated Companies, net of cash
  acquired.................................................................             --           (1,849)
Advances to Affiliated Companies...........................................             --           (1,550)
Acquisition of technology..................................................             --             (750)
Proceeds from sale of short-term investments...............................            329               --
Purchase of property and equipment.........................................           (300)            (485)
Increase in other assets...................................................           (113)             (33)
                                                                             --------------    --------------
Net cash used in investing activities......................................            (84)          (4,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures...........................             --              990
Proceeds from Loan.........................................................             --            2,970
Debt issuance costs incurred...............................................             --             (129)
Payment of capital lease obligation........................................            (28)              --
Net proceeds from issuance of common stock.................................             --            2,615
                                                                             --------------    --------------
Net cash provided by (used in) financing activities........................            (28)           6,446
                                                                             --------------    --------------
Net increase (decrease) in cash and cash equivalents.......................         (6,865)             644
Cash and cash equivalents at beginning of period...........................          7,234              792
                                                                             --------------    --------------
Cash and cash equivalents at end of period.................................           $369           $1,436
                                                                             ==============    ==============
NONCASH TRANSACTIONS
Exchange of convertible notes and accrued interest for common stock........           $995               --
ISSUANCE OF COMMON STOCK FOR:
Acquisition of ownership interests in Affiliated Companies.................          2,250          $10,148
Acquisition of technology..................................................             --            5,250
Services rendered..........................................................             30               --
Satisfaction of accrued expenses...........................................            512               --
                                              See accompanying notes.


                        WORLDWIDE WEB NETWORX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

         WorldWide Web NetworX Corporation (the "Company") is a holding company engaged in business-to-business, or "B2B" e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of June 30, 2000, the Company owned interests in nine companies, which are referred to in these financial statements as "Affiliated Companies." The Company enters into relationships, including joint ventures, strategic relationships and acquisitions, with off-line companies that have established distribution channels and fulfillment capability and provides e-commerce technology, consulting, marketing and business development services to the Affiliated Companies. The Company's goal is to expand the markets, services and products and to improve the efficiencies of these businesses.

2. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim financial statements as of June 30, 2000 and for the three and nine month periods ending June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position at June 30, 2000 and its operations and cash flows for the three and nine month periods ending June 30, 2000 and 1999 have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000 or for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's Registration Statement on Form 10.

RESTATEMENT OF JUNE 30, 1999 FINANCIAL STATEMENTS

         The financial statements as of June 30, 1999 and for the nine months then ended have been restated from those previously included in our press release dated September 27, 1999. The restated amounts have been prepared to conform to the audited financial statements for the year ended September 30, 1999 included in the Company's Registration Statement on Form 10. The unaudited financial statements previously issued have been restated as follows:

         a) The Company's investment of $3,036,000 in the JenCom assets was written off as purchased research and development in the statement of operations for the nine month period ended June 30, 1999. It was a condition of the Stock Purchase Agreement between the Company and D.H. Blair Investment Banking Corp. that the Company execute a definitive agreement with JenCom Digital Technologies for the acquisition of a 50% interest in the JenCom projects. Subsequent to June 30, 1999 the Company determined that the purchased products represented research and development in process and were not technologically feasible at the acquisition date. As a result, the accounting standards require these costs to be expensed at acquisition.

         b) The Company's subsidiary Entrade Inc. is consolidated in the statement of operations for the three and nine month periods ended June 30, 1999. Previously, the subsidiary was reflected as an asset held for sale. The inclusion of Entrade Inc.'s results in the Company's Consolidated Statement of Operations resulted in an additional loss in the nine month period ended June 30, 1999 of $815,000.

         c) The Company's valuation of common stock issued in connection with the acquisition of investments and in payment for services rendered was adjusted to reflect its fair value on the date of issuance. This adjustment resulted in an additional loss in the nine month period ended June 30, 1999 of $1.1 million.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         d) The Company did not include the equity loss from unconsolidated subsidiaries accounted for using the equity method. The inclusion of the equity loss from unconsolidated subsidiaries in the Company's Consolidated Statement of Operations resulted in an additional loss in the nine month period ended June 30, 1999 of $433,000.

         The effect of the restatement on the previously reported amounts is as follows:

                                                                         NINE MONTHS ENDED JUNE 30, 1999
                                                             -----------------------------------------------
                                                                       AS                   AS PREVIOUSLY
                                                                     RESTATED                 REPORTED
                                                             ---------------------      ---------------------
               Net loss                                           $(6,562,000)                    $(871,000)
               Basic and diluted net loss per share                  $(0.35)                       $(0.03)

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

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

TRADE CREDITS

         The Company makes some purchases of goods and services in whole or in part by issuing "trade credits" that customers can redeem to purchase goods and services from the Company. The Company issues two types of trade credits, "combination trade credits" and "straight trade credits." Under a combination trade credit arrangement, the customer purchases goods and services from the Company and pays for goods and services in both cash and the redemption of trade credits. Straight trade credits are used for the same purposes as combination trade credits, but differ in that the customer pays for goods and services only through the redemption of trade credits, with no cash component.

         Unredeemed combination trade credits totaled $15,937,750 at June 30, 2000 and $8,017,000 at September 30, 1999. Vendors must redeem the trade credits within specified periods ranging from 2 to 5 years. Trade credits redeemable for the next four years are as follows: $2,259,000 in 2000, $1,445,000 in 2001, $1,270,000 in 2002, and $3,043,000 in 2003. Unredeemed straight trade credits of $230,000 at September 30, 1999 and $350,000 at June 30, 2000 are included in deferred revenue.

  SHORT-TERM INVESTMENTS

         The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as other comprehensive income or loss until realized. The cost of short-term investments sold is based on the average cost method.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

         Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization ceases upon general release to customers. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. During the nine month period ending June 30, 1999, the Company recognized research and development expenses totaling $3,036,000 for proprietary internet software technologies, which were not technologically feasible at the date they were purchased. These technologies were purchased from JenCom Digital Technologies, Inc. and contributed to WWWX-Jencom, LLC. It was a condition of the Stock Purchase Agreement between the Company and D.H. Blair Investment Banking Corp. that the Company execute a definitive agreement with JenCom Digital Technologies for the acquisition of a 50% interest in the JenCom projects.

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

         Due to their antidilutive effect, dilutive securities were excluded from the computation of diluted net loss per share for the three and nine month periods ended June 30, 2000 and 1999. The 750,000 and 1,500,000 contingently issuable shares related to the acquisitions of the Real Quest, Inc. and InterCommerce China, LLC investments, respectively, and the shares contingently issuable to Warren Rothstein were not included in the earnings per share calculation because the conditions related to the contingencies were not satisfied at June 30, 2000.

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

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 2000 and September 30, 1999 consisted of 1,625,000 and 1,800,000 shares of common stock of Entrade Inc., respectively, received as consideration for the sale of a subsidiary to Artra. These shares have restrictions on their sale until September 23, 2000. Entrade Inc. has granted the Company a partial waiver of the sale restrictions that allowed the Company to sell a total of 175,000 shares in May and June 2000. In July and August 2000, the Company sold 0 and 50,000 shares, respectively. The shares may be pledged as collateral by the Company. The quoted market value of the 1,575,000 Entrade Inc. (a NYSE company) shares held by the Company was $8,125,000 at August 16, 2000, a decrease of $3,352,000 from the amount recorded at June 30, 2000. Entrade Inc. is a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission.

         The following summarizes the audited balance sheet and statement of operations information reported by Entrade at December 31, 1999 and for the year then ended and the unaudited balance sheet and statement of operations at June 30, 2000 and the six months then ended, respectively. (amounts in thousands, except per share data)


BALANCE SHEET                                           JUNE 30, 2000       DECEMBER 31,
                                                                                1999
                                                        --------------      -------------
Current assets........................................        $14,138            $15,326
Non-current assets....................................         90,279             65,432
Current liabilities...................................         26,318             20,217
Non-current liabilities...............................          7,929             12,721


STATEMENT OF OPERATIONS                           SIX MONTHS ENDED             YEAR ENDED
                                                   JUNE 30, 2000           DECEMBER 31, 1999
                                                 --------------------      ------------------
Net revenues.................................              $7,509                  $4,542
Cost of revenues, exclusive of depreciation
  and amortization...........................               3,061                   1,759
Net loss.....................................             (12,670)                (19,304)
Net Loss applicable to common shares per Share:
  Basic and diluted..........................              $(1.43)                 $(3.65)

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

         The following summarizes the Company's ownership interests in and advances to Affiliated Companies accounted for under the equity method and cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2000. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company, (in thousands).


                                                                                                    TOTAL CARRYING VALUE
                                                                VALUATION         COST           JUNE 30,       SEPTEMBER 30,
                                 INVESTMENT       ADVANCES      ALLOWANCE         BASIS            2000             1999
                                 ----------       --------      ---------         -----          --------          -----
                                                                                                (UNAUDITED)
Equity method:
  WWWX-Jencom, LLC...........        $   --         $  900       $  (175)          $  725           $  ---            $  364


Cost Method:
  VideoNet...................            --            100             --             100              100               100
  One World Direct...........           675             --             --             675              675               675
  Vision.....................            --            850          (850)              --               --                --
  AsseTrade..................         1,605             --             --           1,605            1,605             1,605
  InterCommerce China........         2,250             --             --           2,250            2,250                --
  Other......................            81             --           (81)              --               --                --
                                 ----------       --------      ---------         --------         --------          --------
                                      4,611            950          (931)           4,630            4,630             2,380
                                 ----------       --------      ---------         --------         --------          --------
  Total......................        $4,611         $1,850       $(1,106)          $5,355           $4,630            $2,744
                                 ==========       ========       ========         ========         ========          ========


        The Company also has an investment in Entrade Inc. which it accounts for under the cost method and is included in short-term investments (Note 3).

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         5. INCOME TAXES

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

6. STOCKHOLDERS' EQUITY

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

The following table summarizes information about stock options outstanding at June 30, 2000:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                 WEIGHTED             REMAINING
                                          PER SHARE           NUMBER OF           AVERAGE         CONTRACTUAL LIFE
                                            PRICES             SHARES         PER SHARE PRICE          (YEARS)
                                      -----------------      -------------   -----------------   -----------------
     June 30, 2000 (Unaudited)          $1.38 - $5.65            1,330,000               $3.98           9.7
                                      -----------------      -------------   -----------------   -----------------

         Options to purchase 153,750 shares of common stock were exercisable at June 30, 2000.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION ACTIVITY

         A summary of stock option activity follows:


                                                                    NINE MONTHS ENDED
                                                                      JUNE 30, 2000
                                                                       (UNAUDITED)
                                                            ---------------------------------
                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                SHARES        EXERCISE PRICE
                                                            -------------    ----------------
          Outstanding at beginning of period                      915,000              $2.69
          Options granted                                         895,000               4.66
          Options cancelled or expired                          (480,000)               2.79
                                                            -------------    ----------------
          Outstanding at end of period                          1,330,000              $3.98
                                                            =============    ================

7. COMMITMENTS AND CONTINGENCIES

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

         In August 2000, the Company's joint venture partner New America Network, Inc. notified the Company that it believed that the Company was in default of provisions of the Real Quest, Inc. Shareholders Agreement requiring the Company to provide funding and technology to NAI Direct, Inc. The Company believes that it has complied with the provisions of the agreement. Any potential liability or outcome in this matter can not be determined at this time.

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

GENERAL

         We have been pursuing a plan of operations that included (a) further development of our Affiliated Companies that we consolidate in our financial statements, ATM Service, Ltd., The Intrac Group and NAI Direct, Inc; (b) expanding our staff to provide services to and monitor our Affiliated Companies; and (c) seeking out new Affiliated Companies. This plan had contemplated certain levels of funding which have not been realized.

         As discussed more fully in "Liquidity and Capital Resources," we are currently pursuing several funding alternatives, however, there can be no assurances that we will be able to obtain funding or increase our liquidity. If we are unable to obtain sufficient funding or increase our liquidity, we will not be able to execute our plans or continue our current operations. As a result, we are re-examining our plans and evaluating our strategic alternatives. We may exit lines of business, sell assets or enter new lines of business. Additionally, factors which may cause a change from our actual results or actual plan of operations vary but include, without limitation, decisions of our board of directors not to pursue the stated plan of operations based on its reassessment of the plan, the availability of financing to implement the plan, changes in the Internet business, the wholesaling and asset recovery business and general economic conditions.

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

 CONSOLIDATION. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities and exercise control are generally accounted for under the consolidation method of accounting. Under this method, a company's results of operations are reflected within our Consolidated Statements of Operations. Participation of other company stockholders in the earnings or losses of a consolidated company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated results of operations to reflect only our share of the earnings or losses of the consolidated company. ATM Service, Ltd., The Intrac Group, Ltd., and Real Quest, Inc. were our only consolidated companies through June 30, 2000. ATM Service, Ltd. was recorded using the equity method from December 1998 through July 23, 1999, when we acquired a controlling interest. From that date through June 30, 2000, we have consolidated ATM Service, Ltd. and included the detail of its results of operations in our consolidated results of operations.

 EQUITY METHOD. Companies whose results we do not consolidate, but over whom we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the detail of a company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. During the fiscal year ended September 30, 1999, we accounted for two companies under the equity method of accounting, WWWX-Jencom, LLC, and ATM Service, Ltd., as described in the previous paragraph. For the three and nine month periods ended June 30, 2000, we accounted for WWWX-Jencom, LLC under the equity method of accounting.

         The net effect of a company's results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, as under both of these methods only our share of the earnings or losses of a company is reflected in our net results of operations in the Consolidated Statements of Operations.

 COST METHOD. Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting at cost. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of June 30, 2000 we accounted for five companies under the cost method of accounting.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

         The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting, the equity method of accounting or the cost method of accounting.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

REVENUES

         Revenues were $1.2 million for the three months ended June 30, 2000 as compared to revenues of $166,000 for three months ended June 30, 1999. The increase in revenue was primarily due to the acquisitions of interests in ATM Service, Ltd. and The Intrac Group, Ltd. Revenues for the three months ended June 30, 1999 were principally derived from consulting services provided by our Entrade subsidiary which we sold in September 1999.

         For the three month period ended June 30, 2000, 5% of our revenue was provided by liquidation and cost recovery services, 89% of our revenue came from the purchase and resale of media, 3% of our revenue was provided by asset management, and 3% of our revenue came from consulting. For the three months ended June 30, 1999, 100% of our revenue was from consulting services.

COST OF REVENUE

         Cost of revenue primarily consists of media costs and goods, freight and warehousing of inventory held for sale. Cost of revenue was $1 million and $60,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in cost of revenue was primarily due to the increase in revenues due to the acquisitions of ATM Service, Ltd. and The Intrac Group, Ltd. The cost of revenue for the three months ended June 30, 1999 consisted primarily of salaries and fees paid to programmers and consultants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $3.5 million and $1.6 million for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily due to an increase in the operations of our affiliated companies, and the acquisitions or Real Quest, ATM Service, Ltd. and The Intrac Group, Ltd. As the number of our employees grew to support our operations and those of our subsidiary companies, our general and administrative costs increased.

         We expect selling, general, and administrative expenses to increase due to the consolidated companies being included in our consolidated statement of operations for the entire year and the expansion of support necessary for the increase in our growth and the growth of our consolidated subsidiaries to implement our plan of operations.

DEPRECIATION AND AMORTIZATION

         Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization expense was $352,000 and $319,000 for the three months ended June 30, 2000 and 1999, respectively. The depreciation and amortization in the three months ended June 30, 2000 was primarily due to goodwill amortization relating to The Intrac Group and Real Quest, Inc. acquisitions. The depreciation and amortization in the three months ended June 30, 1999 was primarily due to goodwill amortization relating to the Entrade Inc. assets.

LOSS FROM OPERATIONS

         During the three months ended June 30, 2000, we incurred a loss from operations of $3.7 million compared with $1.9 million for the three months ended June 30, 1999. The increased loss is primarily the result of increased selling, general and administrative expenses to support our operations.

LOSS ON SALE OF SHORT-TERM INVESTMENTS

         During the three months ended June 30, 2000, we sold 175,000 shares of Entrade Inc. common stock resulting in a loss on the sale of $1.7 million.

EQUITY LOSS

         Equity loss represents our share of the earnings or losses of our companies accounted for under the equity method. For the three months ended June 30, 2000, and 1999, equity loss includes our share of the loss from WWWX-Jencom of $11,000 and $48,000, respectively. Additionally, equity loss for the three months ended June 30, 1999 includes $300,000 of stock compensation paid for listings provided to ATM Service, Ltd. and $250,000 of amortization expense of intangible assets of ATM Service, Ltd. which we accounted for using the equity method through July 23, 1999 when we acquired a controlling interest.

INCOME TAX EXPENSE

         Income tax expense for the three months ended June 30, 2000 of $225,000 principally results from the income tax benefit of $2.1 million calculated at federal statutory rates offset by an increase in our valuation allowance of $1.4 million with respect to deferred tax assets of a subsidiary not consolidated for income tax purposes for which realization is uncertain. There was a provision of $919,000 for income taxes offset by a $919,000 increase in the valuation allowance for the three months ended June 30, 1999.

NET LOSSES

         For the three months ended June 30, 2000, we had net losses of $5.6 million compared to net losses of $2.6 million for the three months ended June 30, 1999.

RESULTS OF OPERATIONS-NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

REVENUES

         Revenues were $2.7 million for the nine months ended June 30, 2000 and $493,000 for the nine months ended June 30, 1999. The increase in revenue was primarily due to the acquisitions of interests in ATM Service, Ltd. and The Intrac Group, Ltd. Included in revenues for the nine months ended June 30, 1999, were $300,000 of consulting revenue from entrade.com which we sold in September 1999.

         For the nine months ended June 30, 1999, substantially all of our revenue was derived from consulting services predominantly provided by Entrade which we sold to Artra in September 1999. For the nine months ended June 30, 2000, the purchase and resale of media accounted for 67% of our revenue; asset management provided 4% of our revenue; liquidation and cost recovery provided 24% of our revenue; consulting revenues provided 1% if our revenue; and management services provided 4% of our revenues.

COST OF REVENUE

         Cost of revenue primarily consists of goods, freight and warehousing of inventory held for sale and media costs. Cost of revenue was $2.3 million and $275,000 for the nine months ended June 30, 2000 and 1999, respectively. The increase in cost of revenue was primarily due to the increase in revenues due to the acquisitions of ATM Service, Ltd. and The Intrac Group, Ltd. The cost of revenue for the nine months ended June 30, 1999 consisted primarily of salaries and fees paid to programmers and consultants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $9.9 million and $2.3 million for the nine months ended June 30, 2000 and 1999, respectively. The increase was primarily due to an increase in the operations of our affiliated companies, and the acquisitions of Real Quest, ATM Service, Ltd. and The Intrac Group, Ltd. As the number of our employees grew to support our operations and those of our subsidiary companies, our general and administrative costs increased.

         We expect selling, general, and administrative expenses to increase due to the consolidated companies being included in our consolidated statement of operations for the entire year and the expansion of support necessary for the increase in our growth and the growth of our consolidated subsidiaries to implement our plan of operations.

DEPRECIATION AND AMORTIZATION

         Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization expense was $1.1 million and $273,000 for the nine months ended June 30, 2000 and 1999, respectively. The increase in depreciation and amortization was primarily due to goodwill amortization relating to The Intrac Group and Real Quest, Inc. acquisitions.

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

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features and technical performance requirements. Future developments in technology, changes in other products and service offerings, or other developments may cause us to alter or abandon our plans for these projects.

LOSS FROM OPERATIONS

         During the nine months ended June 30, 2000, we incurred a loss from operations of $10.6 million compared with $5.3 million in the nine months ended June 30, 1999. The increased loss is primarily the result of increased selling, general and administrative expenses to support our operations offset by a non-recurring, non-cash charge of $3 million related to the write-off of acquired in-process research and development for the JenCom projects.

LOSS ON SALE OF SHORT-TERM INVESTMENTS

         During the nine months ended June 30, 2000, we sold 175,000 shares of Entrade Inc. common stock resulting in a loss on the sale of $1.7 million.

IMPAIRMENT OF ADVANCES TO COMPANIES

         At June 30, 2000, we did not have a need to adjust our valuation allowances for advances made to affiliated companies. During the nine months ended June 30, 1999, we evaluated the carrying value of advances totaling $81,000 made to a company in anticipation of acquiring an equity position in that company. Based on our review of its business plan, we have recorded a valuation allowance of $81,000.

EQUITY LOSS

         Equity loss represents our share of the earnings or losses of our companies accounted for under the equity method. For the nine months ended June 30, 2000, and 1999, equity loss includes our share of the loss from WWWX-Jencom of $364,000 and $100,000, respectively. Additionally, equity loss for the nine months ended June 30, 1999 includes $500,000 of stock compensation paid for listings provided to ATM Service, Ltd. and $333,000 of amortization expense of intangible assets of ATM Service, Ltd. which we accounted for using the equity method through July 23, 1999 when we acquired a controlling interest.

INCOME TAX EXPENSE

         Income tax benefit for the nine months ended June 30, 2000 of $1 million principally results from the income tax benefit of $4.4 million calculated at federal statutory rates offset by an increase in our valuation allowance of $3.4 million with respect to deferred tax assets of a subsidiary not consolidated for income tax purposes for which realization is uncertain. There was a provision of $2.3 million for income taxes offset by a $2.3 million increase in the valuation allowance for the nine months ended June 30, 1999.

NET LOSS

         For the nine months ended June 30, 2000, we had net losses of $11.7 million compared to net losses of $6.6 million for the nine months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations with a combination of cash proceeds from the sale of our common stock, convertible debentures and our Entrade Inc. subsidiary. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $1.5 million from the sale of our convertible debentures. Proceeds from the sale of Entrade Inc. stock generated cash proceeds of approximately $2.9 million.

         Cash used in operations increased to approximately $6.8 million in the nine months ended June 30, 2000, compared to $1.1 million in the nine months ended June 30, 1999, as a result of our increased operating expenses which were only partially offset by increased net revenues.

         Cash used in investing activities decreased to approximately $84,000 in the nine months ended June 30, 2000, compared to $4.7 million in the nine months ended June 30, 1999, because in the nine months ended June 30, 2000 we did not acquire ownership interests in affiliated companies with cash, we did not purchase technology, nor did we make advances to unconsolidated affiliated companies, each of which we did in the nine months ended June 30, 1999.

         Consolidated working capital decreased to $5.1 million at June 30, 2000, compared to $24.7 million at September 30, 1999. The decrease resulted primarily from the decrease in the value of our Entrade Inc. stock, partially offset by the decrease in deferred income taxes related to the decrease in the value of our Entrade Inc. stock and cash used in operations offset by an increase in deferred revenue. Our ability to sell our shares of Entrade is limited to 50,000 shares per month until September 23, 2000, after which our ability to sell may be limited by market and regulatory considerations. We are permitted to pledge our Entrade Inc. shares to an institutional lender or nationally recognized brokerage house. Excluding our marketable securities and related deferred income taxes, we would have a working capital deficit at June 30, 2000, of $3.7 million.

         Our operations are not capital intensive and we have not incurred significant capital expenditures through June 30, 2000 and do not anticipate significant capital expenditures in the remainder of fiscal 2000.
There were no material capital asset purchase commitments at June 30, 2000.

         As of August 18, 2000, we have directly provided $2.1 million of funding to our affiliated company, NAI Direct, Inc., to fund its operations. We have also committed to loan or otherwise obtain $2.9 million of additional funding for NAI Direct as required to meet its working capital requirements before March 2001.

         Holders of $865,000 in principal amount of our 6% cumulative convertible debentures elected to convert into common stock. If the remaining Debentures are not converted into common stock in accordance with the terms of the Debentures, we will have to pay the remaining $125,000 principal amount plus interest and related costs to the remaining holders.

         We believe that cash and cash equivalents on hand and receivables from the sale of short-term investments at June 30, 2000, will not be adequate to fund our current operating needs and those of our consolidated subsidiaries at current levels for more than 60 days. We have been funding our operations through the sale of shares of our Entrade Inc. stock. Currently, to the extent possible, we are delaying payments on outstanding liabilities. If we are to continue our strategy or take advantage of alternatives available to us, we will need additional cash from either the proceeds of loans against our Entrade Inc. stock, the sale of a portion or all of our Entrade Inc. stock, the sale of a portion or all of our other investments or from future equity offerings.

         We are in discussions to obtain loans from an institutional lender using our Entrade Inc. stock and other assets as collateral. There can be no assurances that we will obtain a loan from the institutional lender. We are also evaluating all of our funding alternatives, including the sale of a portion or all of our Entrade Inc. stock, the sale of a portion or all of our other investments, future equity offerings or a combination of those alternatives. We do not anticipate that we or any of our subsidiaries will have a positive cash flow from operations in the next 12 months.

         There can be no assurances that we will be able to borrow against our Entrade Inc. stock, sell our Entrade Inc. stock at a desirable price, sell our other investments or be able to obtain additional equity funding. Further, if we sell a portion of our Entrade Inc. stock or other investments we may be subject to income taxes based on the value of the Entrade Inc. stock or other investments at the time of the sale. The publicly-traded market for Entrade Inc.'s shares fluctuates significantly, reducing our ability to attractively borrow against our Entrade Inc. stock. The value of our Entrade Inc. stock has decreased during calendar year 2000 from approximately $100 million in January 2000 to approximately $7.6 million on August 18, 2000. Our other investments are in development-stage companies that are not publicly-traded. As a result, we may not be able sell our other investments at favorable prices or at all. If we cannot raise additional funding, we may be forced to curtail our operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This registration statement contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

         / / plans for and ability to hire additional personnel, including a full time Chief Executive Officer;

         / / business strategy, including transacting business on our web sites and developing the companies in which we own interests;

         / / expectations for future expansion both in the U.S. and internationally;

         / /      anticipated growth in revenue;

         / /      uncertainty regarding our future operating results;

         / /      anticipated sources of funds to fund our operations; and

         / / plans, objectives, expectations and intentions contained in this registration statement that are not historical facts.

         All statements, other than statements of historical included in this registration statement, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this registration statement, the words "will", "believe", anticipate", "intend", estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this registration statement. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this registration statement are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are restricted from selling more than 50,000 shares of our Entrade Inc. stock per month until September 23, 2000. We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc. which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. Since June 30, 2000, the value of our Entrade stock has fluctuated from a low of $6.7 million on July 26, 2000 to a high of $11.1 million on July 3, 2000. A 20% decrease in equity prices would result in an approximate $2.3 million decrease in the fair value of our holdings of Entrade stock at June 30, 2000. The value of our holdings may continue to fluctuate. We have not attempted to reduce or eliminate our market exposure on our holdings.

         We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $25,000 increase in interest income.

         We also have issued fixed-rate debt, which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of June 30, 2000, $865,000 in principal amount of the debt has been converted into common stock and $125,000 in principal amount remains outstanding.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 17, 2000, one of the Company's directors, Thomas A. Settineri, filed a complaint in the Court of Chancery of the State of Delaware in New Castle County seeking to establish a date for the annual meeting of stockholders of the Corporation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes In Securities

         The Company from time to time has granted options to purchase our common stock to employees and directors. For the three months ended June 30, 2000, the Company granted the following options to purchase shares of common stock:

         On June 12, 2000, we issued options exercisable for 20,000 shares of our common stock to Jennifer Gomme, one of our employees, at an exercise price of $1.38 per share.

         On June 12, 2000, we issued options exercisable for 50,000 shares of our common stock to Mary McCarty, one of our employees, at an exercise price of $1.38 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.                Description
----------                 -----------------------------------------------------
27.1                       Financial Data Schedule

REPORTS ON FORM 8-K

         None


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 21, 2000          WORLDWIDE WEB NETWORX CORPORATION
                                          (Registrant)

                                By:     //s// John T. Banigan
                                       -----------------------------------------
                                         John T. Banigan
                                         Chief Financial Officer & Treasurer
                                         (Principal Financial and Principal
                                          Accounting Officer)
                                         (Duly Authorized Officer)


                                  EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
    27.1                      Financial Data Schedule