Form 10-K
period 2000-09-30
WORLDWIDE WEB NETWORX CORP
filed 2001-01-16
CIK 1064525

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                         Commission File Number 0-29479

                                   -----------

                        WORLDWIDE WEB NETWORX CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                      58-2280078
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)      Identification No.)

            521 FELLOWSHIP ROAD, SUITE 130
                 MT. LAUREL, NEW JERSEY           08054
                (Address of principal          (Zip Code)
                 corporate offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (856) 914-3100

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, Par Value $0.001 Per Share

                                   -----------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of shares of the Company's $0.001 par value common stock held by non-affiliates as of December 29, 2000 was $3,444,449, based upon the average bid and asked prices of our common stock on the OTC Bulletin Board on December 29, 2000. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

      As of December 29, 2000, there were 38,915,583 shares of common stock of the registrant outstanding. The registrant's common stock currently trades on the OTC Bulletin Board under the symbol "WWWX."

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Certain exhibits to the registration statement on Form 10, as amended (Registration number 000-29479), filed by the registrant with the Securities and Exchange Commission on June 12, 2000 and the reports filed by the registrant with the Securities and Exchange Commission on Form 8-K, on August 31, 2000 and September 29, 2000, are incorporated by reference in certain portions of Item 14 of Part IV of this report.

                        WORLDWIDE WEB NETWORX CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


PART I                                                              PAGE

Item 1.     BUSINESS...................................................1
               WorldWide Web NetworX Corporation.......................1
               Our Companies And Strategic Relationships...............3
               ATMcenter.com...........................................7
               Government Regulations and Legal Uncertainties
                  Foreign Laws and Regulations........................15
               Investment Company Issues..............................16
               Competition Facing the Companies in
                  Which We Own Interests..............................16
               Competition in Attracting Companies....................17
               Competition With Companies In Which We Own Interests...17
               Intellectual Property and Other Proprietary Rights.....18
               Employees..............................................18
               Cautionary Statements - Risk Factors...................19
Item 2.     PROPERTIES................................................25
Item 3.     LEGAL PROCEEDINGS.........................................26
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS................................................26

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS....................................26
Item 6.     SELECTED FINANCIAL DATA...................................28
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................29
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK............................................37
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............38

PART III

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE....................38
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........38
Item 11.    EXECUTIVE COMPENSATION....................................40
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.........................................45
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............47

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K....................................52

                                     PART I

ITEM 1.   BUSINESS


                        WORLDWIDE WEB NETWORX CORPORATION

GENERAL

      WorldWide Web NetworX Corporation is a holding company that enters into joint ventures with or acquires ownership interests in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet and new business-to-business opportunities which improve the efficiency of transactions, and that makes other opportunistic investments. We currently have joint ventures with or have acquired ownership interests in eleven companies. Although we still have ownership interests in four of these companies, WWWX-Jencom, LLC ("WWWX-Jencom"), InterCommerce China, LLC ("InterCommerce China"), VideoNet Corporation ("VideoNet") and Vision Technologies, Inc. ("Vision"), we have written down our interests in these companies to zero because we have been unable to confirm that they presently have any value. We currently derive revenues from two companies, ATM Service, Ltd. ("ATM") and The Intrac Group, Ltd. ("Intrac"). ATM and Intrac principally derive revenue by providing off-line inventory liquidation and asset recovery services and from the purchase and resale of advertising, merchandise or business services. However, ATM's web site has not, to date, consummated any meaningful transactions or produced any meaningful revenue. Please see the section entitled "We Cannot Assure You That ATMcenter.com Will Conduct Internet Transactions."

      As of September 30, 2000, we owned majority voting and economic interests in the common stock of Intrac and ATM with the rights and in the percentages stated in the following table:

Company                     Form of Interest   Our Ownership Rights   Our
                                                                      Percentage
                                                                      Interest
The  Intrac  Group, Ltd.    Common Stock       Voting and Economic    100%
ATM Service, Ltd.           Common Stock       Voting and Economic     52%

      In November 2000, Warren Rothstein, our former Interim Chairman, President and Chief Executive Officer, from September 23, 1999 to April 26, 2000, relinquished his entire equity interest in ATM, which increased our percentage interest in ATM to over 68%.

      We also own interests ranging from 9% to 50% in three companies with the rights and in the percentages stated in the following table:

Company             Form of Interest  Our Ownership Rights       Our
                                                                 Percentage
                                                                 Interest
WWWX-Jencom, LLC    LLC Interest      Voting and Economic        50%
InterCommerce       LLC Interest      Voting and Economic        33%
China, LLC
Entrade Inc.        Common Stock      Voting and Economic         9%

As stated above, although we own 50% of WWWX-Jencom and 33% of InterCommerce China, we have written these investments down to zero because we have been unable to confirm that they have any value. For more information on WWWX-Jencom and InterCommerce China, see the section entitled "WWWX-Jencom, LLC and InterCommerce China, LLC." In addition, we have determined that the decline in the market value of our investment in Entrade during fiscal 2000 is other than temporary and, accordingly, we have written this investment down to its fair market value at September 30, 2000. See the section entitled "Entrade."

      Lastly, we own interests of 5% or less in the common stock of New America Network, Inc., One World Networks Integrated Technologies, Inc., Vision Technologies, Inc., VideoNet Corporation, AssetTRADE.com, Inc. and Real Quest, Inc.

LIQUIDITY

      New management came to the Company on September 1, 2000 with the appointment of Carol C. Knauff, a former AT&T executive, as our Chairman, President and Chief Executive Officer. The immediate focus of the new management team was on rationalizing our operating expenses and assessing the value-creating potential of our affiliated companies. Their intent was to reduce operating expenses, thereby conserving working capital, while evaluating the investments the Company had previously made and seeking opportunities for new investment.

      Management has taken several steps to significantly reduce our expenses going forward. These actions, which were initiated in late August and September 2000, included the reduction of employees, closing facilities that were no longer needed, eliminating services that are not essential to our continuing operations or to those of our majority owned or controlled affiliated companies, ATM and Intrac, negotiating lower prices from vendors for services that are still essential to our continuing operations, and renegotiating prior agreements that required funding by the Company.

      The specific actions that were taken by management are described in more detail elsewhere in this annual report, but include the following:

      - In late August and September 2000, we took a series of actions that reduced the corporate workforce by 40% and our recurring payroll expense by 22%.

      - In September 2000, we determined to close our Mt. Laurel, New Jersey office and began the transition of the general and administrative functions performed at that location to our New York City office and the process of searching for a subtenant for the Mt. Laurel facility.

      - Also in September 2000, we restructured our relationship with NAI Direct, which eliminated our obligation to provide a substantial amount of additional working capital to NAI Direct.

      - In November 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Coincident with termination of those contracts, we closed the ATM facility at Tarrytown, New York and eliminated all of the jobs at that facility. The Tarrytown facility has been sublet as of January 1, 2001.

      Our operating results for the year ended September 30, 2000 do not reflect substantial savings from the foregoing actions, because they were initiated late in the fiscal year and there were implementation costs associated with certain of these actions. However, management believes that the impact on operating results in fiscal year 2001 will be material, although the precise impact cannot be quantified at this time. These actions have the cumulative effect, to date, of enabling the Company to continue to operate through approximately May 2001. Had these actions not been taken, cash and cash equivalents were expected to have been depleted by late October 2000.

      Management contemplates further reductions in general and operating expenses. The cost of space that we no longer need or use will be reduced when the Mt. Laurel facility has been sublet. There may also be additional payroll reductions resulting from further job eliminations.

      However, as of September 30, 2000, we have incurred recurring operating losses and have a working capital deficiency. In addition, we will not be able to meet our working capital needs after May 2001 or to satisfy our $3.6 million of convertible secured debt with a cash payment upon maturity unless we are able to raise additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. We will not be able continue to operate beyond approximately May 2001 unless we secure additional funding and we cannot assure you that we will be successful in obtaining the necessary funding.

STRATEGY

      If we are able to secure adequate financing, we plan to continue to enter into joint ventures with or acquire ownership interests in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet; new business-to-business opportunities which improve the efficiency of business transactions; and makes other opportunistic investments. Our goal is to expand the markets, services and products and improve the efficiencies of these businesses by, among other things, initiating, increasing or changing their use of Internet technology. We are continually searching for new opportunities to forge relationships with companies which we believe would benefit from our business strategy.

HISTORY

      WorldWide Web NetworX Corporation was originally incorporated in Idaho in July 1979 under the name "Gold Cache, Inc." We subsequently changed our name to "Instra Corp" in August 1988. In July 1996, we changed our domicile to Delaware by merging into a newly incorporated Delaware corporation named "Instra Corp."

      On September 3, 1996, we filed a disclosure statement pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Securities Dealers, Inc. for the purpose of including our common stock, $0.001 par value per share, for trading on the OTC Bulletin Board, a quotation service for securities which are not listed or traded on a national securities exchange. Our common stock is currently listed on the OTC Bulletin Board under the symbol "WWWX."

      After a period of relatively little operating activity, we entered into our current line of business in May 1998, when we acquired Keiretsu Corporation, a privately-held Nevada corporation, incorporated on September 26, 1997 ("Keiretsu"). The stockholders of Keiretsu exchanged all of their Keiretsu shares for shares of our common stock. Our then current management resigned, the management of Keiretsu became our new officers and directors, and we changed our name to "WorldWide Web NetworX Corporation."

      On June 12, 2000, we filed an amended registration statement with the Securities and Exchange Commission on Form 10.


                  OUR COMPANIES AND STRATEGIC RELATIONSHIPS

      The following is a description of our subsidiaries and the other companies in which we have interests. For each of the following companies, we discuss, to the extent applicable, the history of the company, joint venture partners, traditional lines of business, corporate governance provisions and significant agreements. See Corporate Governance for percentage ownership data.

ATM SERVICE, LTD. AND THE INTRAC GROUP, LTD.

      ATM is an off-line business that assists companies to optimize their return on excess assets, closeouts, discontinued merchandise, excess plant capacity and production time and to develop new markets for their goods and services. ATM also engages in media buying for its customers and clients. ATM's customers include retailers, distributors, wholesalers, manufacturers (of consumer products, industrial machinery, equipment and supplies, and commodities such as petroleum products) and service providers such as printing companies, telecommunications companies and companies engaged in the travel industry.

      Intrac is also an off-line business that, prior to our acquisition, engaged in media buying for clients and purchased products and services for trade credits (which are described in more detail below) which could be used for or in connection with the purchase of advertising media and other products and services.

      For our fiscal year ended September 30, 2000, four of ATM and Intrac's customers, Exxon/Mobil, Budget Rent A Car Corporation, State of Israel and Candie's, each represented 10% or more of our consolidated revenues, totaling in the aggregate 65% of our consolidated revenues. The loss of any one of these four customers would be considered material.

      HISTORY

      In December 1998, we formed ATM with Warren Rothstein, who served as our Interim Chairman, President and Chief Executive Officer until April 26, 2000, as one of our directors until August 22, 2000 and as the Chairman of both ATM and Intrac until October 19, 2000. Initially, WorldWide Web NetworX Corporation and Mr. Rothstein each owned a 50% equity interest in ATM. In connection with the formation of ATM, we agreed to issue 5,000,000 shares of our common stock to Mr. Rothstein, subject to forfeiture. See "Our Stock Issuance Agreement with Warren Rothstein." In July 1999, Mr. Rothstein relinquished his right to 1,000,000 of these shares, as well as to a 26% interest in ATM, in order to enable us to use those shares and a part of the 26% interest in ATM to acquire Intrac. Mr. Rothstein later relinquished an additional 2,600,000 of his shares of our common stock and the entire balance of his equity interest in ATM, in November 2000, in connection with his resignation as the Chairman of ATM and Intrac.

      In July 1999, we acquired Intrac, a privately held international marketing and asset management organization through a merger with our wholly-owned acquisition subsidiary, Intrac Acquisition Corporation, which later changed its name to The Intrac Group, Ltd. Our acquisition subsidiary acquired Intrac from its two stockholders, Thomas Settineri and Gary Levi, in exchange for (1) 1,000,000 shares of our common stock; (2) $1,500,000 in cash; and (3) 24% of ATM's outstanding stock. The 1,000,000 shares of our common stock that were issued to Messrs. Settineri and Levi were simultaneously released by Warren Rothstein, reducing the number of shares issued to Mr. Rothstein and subject to forfeiture to 4,000,000. The 24% interest in ATM that was issued to Messrs. Settineri and Levi was also transferred by Warren Rothstein and, together with an additional 2% of ATM released by Mr. Rothstein to us, reduced his interest in ATM to 24%. We also agreed to provide Intrac with a $1,000,000 working capital loan. We loaned this sum to ATM which, in turn, loaned this amount to Intrac.

      In connection with our acquisition of Intrac, Thomas Settineri became President and Chief Executive Officer of ATM and Intrac and Gary Levi became Chief Operating Officer of ATM and Intrac. On September 23, 1999, Thomas Settineri also became a director of WorldWide Web NetworX Corporation. Warren Rothstein remained as Chairman of ATM and became Chairman of Intrac, thereby making the management team for both companies identical.

      On October 19, 2000, Warren Rothstein resigned as Chairman of ATM and Intrac. Upon Mr. Rothstein's resignation, Thomas Settineri was elected Chairman of ATM and Intrac and Gary Levi was elected President. On November 15, 2000, in connection with Mr. Rothstein's resignation, he relinquished his entire equity interest in ATM and an additional 2,600,000 shares of our common stock which, together with the shares previously relinquished and shares sold by Mr. Rothstein, reduced the number of shares of our common stock held by Mr. Rothstein to 1,380,000.

      BUSINESSES

      ATM and Intrac offer the following services:

      LIQUIDATION: In a simple liquidation, ATM purchases the assets of a customer for cash. This method offers the customer the lowest form of recovery for under-performing assets as the price ATM pays for the assets is usually below what it cost the customer to acquire or produce the assets. ATM typically sells the assets at a price greater than the price ATM paid for the assets to a buyer ATM has identified before actually purchasing the assets.

      PURCHASES AND RESALES OF MEDIA: Often, in connection with the utilization of trade credits, which are described more fully below, Intrac purchases and resells advertising media. Media is currently the predominant service that Intrac provides to its customers to redeem trade credits. Such media includes television air time, cable television air time, radio air time, print media, outdoor advertising, special programming and other types of media.

      ASSET MANAGEMENT: In an asset management transaction, ATM acts as an agent and remarkets a customer's assets for cash and receives a percentage of the sale as a commission. This method generally provides a greater recovery for customers than a liquidation because ATM is generally able to sell the assets at higher prices by selling them selectively and over time rather than selling the whole lot immediately. In some asset management transactions, ATM also issues trade credits.

      COST RECOVERY: In a cost recovery transaction, ATM buys the customer's assets for cash and trade credits (a non-monetary form of currency which are discussed in more detail below) at a price that is equal to the customer's cost to acquire or produce the assets. A cost recovery transaction is more complex than the previous two transactions and has various aspects that are negotiated at the inception and during the transaction.

      The following list outlines the initial steps in a typical cost recovery transaction:

      - ATM buys the assets from the customer and then sells the assets for cash.

      - ATM pays a negotiated portion of the cash received to the customer and ATM keeps the balance of the cash.

      - Along with the cash payment, ATM or Intrac issues the customer trade credits to make up the balance of the purchase price.

      The following example demonstrates a reason a company may enter into a cost recovery transaction:

      A company has inventory in its warehouse that it cannot use or market at the prices it expects and thus needs to dispose of this inventory. A liquidation sale for cash would only bring 20% of the amount it cost the customer to acquire or produce the inventory. In a cost recovery transaction, by using a combination of cash and trade credits, ATM can acquire the inventory for the same amount it cost the customer to acquire or produce the inventory. The cash portion of the purchase price is slightly less than 20% of the customer's cost to acquire or produce the inventory and the trade credits make up the balance. The customer benefits from this transaction by avoiding the loss associated with a liquidation sale by recovering its costs in cash and trade credits that can be used in the future to purchase goods and services it needs for its operations using, typically, some combination of cash and trade credits as discussed below. Recently our revenues have been concentrated in the media sales and cost recovery areas, however, we do not expect that we are, or will be, more dependent on any one of these services, or a group of any of these services, in future periods.

      TRADE CREDITS

      The trade credits issued by ATM or Intrac represent the right to purchase assets or services from their issuer and, in most cases, may only be used if some portion of cash is also paid for the assets or services. A customer can use its trade credits to purchase media, merchandise or any business services that the customer would normally purchase on an all-cash basis. Trade credits typically expire within two to five years after they are issued, however, in certain cases, there is no specified expiration date for the trade credits issued by ATM. Many customers negotiate to obtain trade credits that represent the ability to purchase media, because they have a predetermined media budget and plan for each fiscal year. The advertising and media services Intrac can obtain include radio, television, print, Internet, and outdoor advertising, such as billboards and bus stop shelters. Intrac also provides a wide range of non-media trade credits which can include virtually any other asset or business service a customer normally purchases on an all-cash basis.

      The following is an actual example of such a transaction:

      Intrac developed a five-year reciprocal trade program between an oil company and a car rental company. The oil company had lubricant it desired to sell and the car rental company required a steady supply of lubricant for its rental fleet. The oil company agreed to sell to Intrac, for resale to the car rental company, lubricant at fixed purchase prices, subject to annual negotiation, for a five-year period. Intrac purchased the lubricant for a combination of cash and trade credits and sold the oil to the car rental company for cash. The oil company utilized the trade credits to purchase advertising media and special events marketing from Intrac for a purchase price of 30% trade credits and the remainder in cash.

      In connection with each of the services described above, the merchandise ATM purchases may remain in the custody of the seller until it is resold or ATM may take care, custody, and control of the merchandise it purchases from a customer. If ATM takes custody, ATM arranges for the transportation and storage of the merchandise in an insured commercial warehouse facility until it is resold. ATM may also manage the disposition process including shipping, handling, billing, collecting, and remitting to customers the proceeds of the sales made on their behalf.

      ATM and Intrac's Relationship

      Intrac and ATM are currently conducting their businesses in the following manner:

      - Intrac refers to ATM all new transactions involving the buying and selling of assets and services and ATM refers to Intrac all transactions involving the purchase and sale of media and uses Intrac for the fulfillment of all of the trade credits issued by ATM in connection with its transactions.

      - ATM pays Intrac a fee for the fulfillment of the trade credits issued by either ATM or Intrac in connection with ATM's transactions equal to 110% of the costs incurred by Intrac, which include the cost of purchasing the advertising media, assets or services provided to ATM's customers in connection with their use of the trade credits.

      - Intrac also continues to provide fulfillment for the trade credits that it issued prior to our acquisition of Intrac.

      - Any cash paid by a customer in connection with the use of trade credits that exceeds the 110% fee payable to Intrac is retained by ATM.

      - ATM provides billing and collection for Intrac, at no additional cost.

      - ATM and Intrac each pay one-half of the salary of Thomas Settineri, the Chairman and Chief Executive Officer of both ATM and Intrac, and Gary Levi, the President and Chief Operating Officer of both ATM and Intrac.

      Our management may determine to merge ATM and Intrac at some time in the future.

                                 ATMCENTER.COM

      ATM is an off-line business that assists companies to optimize their return on excess assets, closeouts, discontinued merchandise, excess plant capacity and production time. ATM uses the ATMcenter.com web site as a marketing tool to list merchandise for sale and to elicit offers to buy or sell merchandise. ATM and Intrac refer their existing customers to the ATMcenter.com web site to obtain information about merchandise that is available for sale. However, ATM consummates all of its transactions off-line and we expect that this practice will continue.

      INTERNATIONAL MARKETS

      ATM owns a number of URLs, which are branded for use in different countries and with various organizations. Each of these web sites is a customized, one-page "front door" that links onto the ATMcenter.com web site. The only difference between each country "front door" is the country's flag and name on the "front door" web page. The web pages are used to recruit in-country trading partners and distributors. ATM is planning to make available a Spanish language version of the ATMcenter.com web site during fiscal year 2001. By using these web sites in conjunction with its current and any future representatives in foreign countries, the ATMcenter.com web sites can assist manufacturers, retailers and industrial companies to promote their products to buyers around the world.

      ATMcenter.com and its related web sites offer a potentially cost-efficient solution to promote the merchandise that companies have available for sale to a larger market. By using translations of the ATMcenter.com web sites and in-country representatives, ATM can market products to buyers and sellers within a region or country to assist trade among such parties, and to encourage parties outside that region or country to buy or sell products in that region or country.

      ATM's approach to marketing in countries other than the United States is to recruit in-country representatives or master distributors that are established companies in their respective regions. An in-country representative may receive either the exclusive or the non-exclusive right to represent ATM in a specific territory and does not pay any up-front fee to ATM. A master distributor must pay an up-front fee to ATM and will receive the exclusive right to represent ATM in a designated area. The amount of the up-front fee will depend on the size of the territory and may be paid in either cash or in products or services, or by a combination of these three forms of payment. A master distributor may appoint sub-distributors within its territory, subject to ATM's approval.

      When their products are sold by ATM or through the ATMcenter.com site, sellers will pay transaction fees to ATM. A potential buyer is not required to pay any fee to utilize the ATMcenter.com service, but must register on the website in order to purchase goods or services. An ATM representative will receive a negotiated percentage of the net revenues that ATM receives from the representative's territory, which will range from 25% to 30% depending upon the investment made and the services to be performed by the representative. A master distributor will receive 50% of any membership fees, annual renewals and transaction fees paid by members enrolled by the master distributor in its territory.

      Currently ATM has agreements with the following companies:

      MEXICO: CUARTO NIVEL, S.A. DE C.V.

      ATM formed a joint venture with Cuarto Nivel, S.A. de C.V. ("Cuarto Nivel"), a subsidiary of Operadora Protel, S.A. de C.V., ("Protel") in April 2000, to sell and promote the services provided by ATM in Mexico. In consideration for Cuarto Nivel's interest in the joint venture, Cuarto Nivel agreed to cause Protel to supply certain telecommunications services to the joint venture, for distribution by the joint venture. Pursuant to the agreement between the parties, ATM will share the net revenues derived from both the distribution of Protel's telecommunications services and the sale of ATM's services in Mexico. To date, ATM has not received any revenues from this joint venture and we cannot assure you that ATM will receive any such revenues. Howeever, ATM has already commenced the distribution of Protel's telecommunication services between the United States and Mexico through Latino Communications Corp., an affiliate of Protel located in the United States, and ATM is entitled to receive commissions in connection with the distribution of those services.

      FUNDACION PRIMERO MEXICO

      Intrac entered into an agreement, in March 1999, with Fundacion Primero Mexico, a foundation for the development of social and welfare programs for the citizens of Mexico, to act as the exclusive on- and off-line remarketer of the assets donated to the Fundacion by Mexican corporations. The agreement has an initial 24-month term which automatically extends each year for an additional one year term until terminated by either party. The donated assets may include consumer products and services, commodities, real estate, industrial equipment, vehicles, construction services, building equipment/materials, or any other assets. On April 22, 1999, the agreement was amended in order to add ATM as a party to the contract.

      The agreement with the Fundacion requires that ATM and Intrac remarket donations on-line for each donating company. In return, ATM and Intrac will provide acceptable products and services that the Fundacion requires for the people of Mexico. The Fundacion has received donations of goods and ATM is in the process of marketing those goods. However, to date, neither ATM nor Intrac has received any revenues from their relationship with Fundacion Primero or ATM's related web sites and we cannot assure you that either ATM or Intrac will receive any such revenues.

      FREETRADEZONES.COM

      ATM entered into an agreement, in July 2000, with Juan Torrents & Assoc., whereby the parties agreed to form a joint venture known as FreeTradeZones.com. The purpose of the joint venture is to use the ATM e-commerce platform to provide asset management and disposition services, bulk and specific sales of products and services, both off-line and on-line, auction services and other transactions, such as trade and barter, to companies located within the Free Trade Zones. ATM advanced $12,500 to the joint venture, in November 2000, to cover the initial costs of travel and expenses of implementation. This advance is to be repaid from the first funds available to the joint venture. Representatives of both ATM and Juan Torrents & Association made a presentation of ATM's services to the Free Trade Zone World Federation, in Geneva, Switzerland, in September 2000. ATM has a 62% equity interest in the joint venture and the right to receive 50% of any distributions of available cash by the joint venture. However, to date, ATM has not received any revenues from the joint venture and we cannot assure you that either ATM will receive any such revenues. As of September 30, 2000 FreeTradeZones.com had not begun operations nor did it have any assets or liabilities.

      UNITED STATES HISPANIC CHAMBER OF COMMERCE FOUNDATION, INC.

      ATM entered into an agreement, on September 25, 2000 with the United States Hispanic Chamber of Commerce Foundation, Inc. (the "Foundation"), whereby ATM will remarket and sell merchandise, goods, services and other types of non-cash assets donated to the Foundation by various corporations and receive a sales commission equal to 20% of the sale proceeds, as well as reimbursement for the remarketing expenses incurred by ATM. The agreement has an initial 12-month term which automatically extends each year for an additional one year term until terminated by either party. The parties have approved the form of solicitation that ATM will use to solicit donations to the Foundation and expect to commence the solicitation process during the first quarter of 2001. However, to date, ATM has not received any revenues from its relationship with the Foundation and we cannot assure you that it will receive any such revenues.

      SALES AND MARKETING

      ATM has a sales and marketing staff that consists of five employees and one independent contractor. Two of ATM's employees, Thomas Settineri and Gary Levi, also work for Intrac. ATM's sales and marketing staff identifies potential transactions and finds buyers for the assets and services offered by ATM. The sales and marketing staff employed by ATM are compensated with a base salary and a commission of between 5% and 10% of ATM's gross profit on any transactions in which the staff participated on ATM's behalf. Intrac has only two employees, Thomas Settineri and Gary Levi, who are shared with ATM, and retains the services of one media purchasing consultant and a media assistant. In addition, Intrac uses the services of other media purchasing businesses to service its trade credits fulfillment and media purchasing business. ATM also has informal arrangements with representatives in the United States and abroad who bring potential transactions to ATM for a negotiated percentage of the gross profit of the transaction, typically between 5% and 25% depending on the amount of effort expended and cost to the representative. In addition, ATM has exclusive marketing agreements with representatives in Mexico discussed in detail under the heading "Business--International Markets." Currently, approximately 90% of ATM and Intrac's transactions are generated from ATM's in-house sales and marketing team.

      FREED MAXICK ABL SERVICES, INC.

      In July 2000, ATM entered into an agreement with Freed Maxick ABL Services, Inc. ("Freed Maxick"), a professional services firm that provides various accounting, auditing and related services to its clients. Pursuant to this agreement, Freed Maxick agreed to endorse and promote the services provided by ATM, and ATM agreed to offer and provide services to Freed Maxick's clients, including asset management and inventory control, inventory liquidation and disposition, trade finance and marketing (both domestic and international), recoupment of non-performing receivables on a trade and/or cash basis, end-to-end solutions through trade negotiations for the recovery of undervalued or depreciated assets, e-commerce initiatives and other services. Freed Maxick will receive a share of the net profits derived by ATM from each transaction with a client of Freed Maxick or any other client introduced to ATM by Freed Maxick. Although ATM has already had preliminary discussions with a number of Freed Maxick clients, to date, ATM has not consummated transactions with any Freed Maxick client or received any revenues from its relationship with Freed Maxick, and we cannot assure you that it will receive any such revenues.

      ATMCENTER.COM WEB SITE AND SOFTWARE

      ATM currently uses certain software owned by entrade.com, Inc., a subsidiary of Entrade Inc., to operate ATMcenter.com and its related web sites. This software is described in more detail in "Business -Entrade Inc."

      OUR STOCK ISSUANCE AGREEMENT WITH WARREN ROTHSTEIN

      In connection with the formation of ATM Service, Ltd., Warren Rothstein received 4,000,000 shares of our common stock, valued at $4,000,000, which were subject to forfeiture. The Stock Issuance Agreement provided that, in each fiscal quarter commencing with the fiscal quarter ended March 31, 1999, if Mr. Rothstein provided listings of merchandise for ATMcenter.com with a retail value of $1,250,000 or more, 200,000 of his shares would be automatically released from the forfeiture provision of the agreement. Our agreement with Mr. Rothstein does not specify who determines whether the required listings have been provided. Mr. Rothstein provided us with evidence of listings on ATMcenter.com in excess of $1,250,000 in each of the seven fiscal quarters commencing March 31, 1999 and 1,400,000 shares were, therefore, released from the forfeiture provision. Mr. Rothstein relinquished his rights to the remaining 2,600,000 shares and to his entire equity interest in ATM, in November 2000, in connection with his resignation as the Chairman of ATM and Intrac.

      CORPORATE GOVERNANCE

      We own approximately 68% of ATM and 100% of Intrac, and Thomas Settineri and Gary Levi collectively own the remaining 32% of ATM's capital stock. The boards of directors and executive officers of the two companies are identical.

      ATM SHAREHOLDERS AGREEMENT

      The relationship among WorldWide Web NetworX Corporation, ATM and ATM's individual shareholders is governed by a shareholders agreement dated as of September 30, 2000. The shareholders agreement provides for a five-member ATM board of directors consisting of three directors appointed by us and one director each appointed by Settineri and Levi. We have designated Carol C. Knauff, our Chairman, President and Chief Executive Officer, R. Bruce Richardson, our Chief Financial Officer, and Glenn Starr as our appointed directors. Thomas Settineri and Gary Levi are the other two directors.

      In addition, the ATM shareholders agreement provides as follows:

      TRANSFERS OF ATM SERVICE, LTD. SHARES: No stockholder may encumber his or its shares or transfer his or its shares without the unanimous consent of ATM's board of directors, except for transfers to affiliates or for estate planning purposes. The individual stockholders have the right to put a portion of their shares to ATM upon death. The individual stockholders also have tag-along rights on any sale of stock by us that constitutes more than 50% of the outstanding stock of ATM. The board of directors of ATM may compel the stockholders to sell and cooperate with the sale of ATM to a third party.

      FUNDING: In July 1999, we loaned $3.5 million to ATM, with interest payable at the minimum rate permissible under the Internal Revenue Code, $2.5 million of which was used to fund ATM's operations and $1 million was loaned by ATM to Intrac to fund Intrac's operations. The principal and accrued interest are due upon the earlier of 10 years, an initial public offering of the securities of ATM or the receipt of $15 million in financing for ATM. From June through August 2000, we loaned ATM an additional $548,000, of which $83,000 was payable on or before September 16, 2000 and the balance is payable on or before August 24, 2003, with interest. To date, only $10,000 has been repaid by ATM with respect to the $83,000 loan that was payable on or before September 16, 2000. We also made payments on behalf of ATM and provided ATM with services totaling $165,000 during the period from December 1998 through December 31, 2000, all of which remain unpaid. Our loans and advances to ATM are secured by ATM's interest in AssetControl.com, LLC. See "ASSETCONTROL.COM, LLC." These amounts are eliminated in our consolidated financial statements.

ASSETCONTROL.COM, LLC

      On March 10, 2000, ATM joined with Textron Financial Corporation, a division of Textron, Inc., Entrade Inc. ("Entrade") and Safeguard Scientifics, Inc. ("Safeguard") to form AssetControl.com, LLC ("AssetControl"), which is a Delaware limited liability company that is owned 47.5% by Textron, 38% by Entrade, 9.5% by ATM and 5% by Safeguard. ATM acquired its interest in AssetControl in consideration for a contribution of its know-how and ATM did not contribute any cash to the company. AssetControl provides asset disposition services for excess industrial equipment, machinery and other assets, either on its own or through companies with whom it contracts who will share the revenues derived from the sale of such equipment, machinery and other assets.

      ATM and Entrade have orally agreed that, although ATM owns only 9.5% of AssetControl, ATM will receive 50% of the aggregate amount of any distributions by AssetControl.com to Entrade and ATM. The AssetControl.com website became operational at the end of April 2000. However, to date, there have been no distributions by AssetControl and we cannot assure you that there will be any.

      The operating agreement of AssetControl provides that each member must contribute its proportionate share of any capital call upon the members and that, if any member fails to contribute its share, its interest in AssetControl will be diluted. We will be unable to pay our 9.5% share of any capital call unless we can obtain additional financing and we cannot assure you that we will be able to do so. Accordingly, if there is a capital call, our interest in AssetControl may be diluted, based upon the amount of the capital call and the valuation of AssetControl at the time of the capital call. We are unable to estimate the extent of any possible dilution at this time.

      ATM has pledged its 9.5% interest in AssetControl to us as collateral for the repayment of the loans and advances that we made to ATM. Even though one of the loans that we made to ATM is currently in default, we have elected not to exercise our rights with respect to the collateral for this and our other loans and advances to ATM at this time.

NEW AMERICA NETWORK, INC. AND REAL QUEST, INC.

      We currently own 4% of New America Network, Inc. and 1% of Real Quest,
Inc.

      HISTORY AND BUSINESS

      On September 23, 1999, we entered into a joint venture with New America Network, Inc. to form NAI Direct, Inc. ("NAI Direct") and develop NAIdirect.com, a web site that would permit corporate, governmental and institutional users, as well as local business operators and private investors, to obtain commercial real estate services on-line, either directly or through New America Network member brokers or third parties. New America Network is a global system of real estate service providers, branded as "New America International" and "NAI," that provides brokerage, financial and investment services, property/facilities management and strategic advisory services to the office, industrial and retail sectors.

      NAI Direct has modified and enhanced a software application called REALTrac(TM) for use on NAIdirect.com. REALTrac(TM) is a proprietary commercial real estate transaction management software developed by New America Network for internal use. NAI Direct will pay New America Network a royalty fee equal to 5% of NAI Direct's monthly gross revenue for the use of REALTrac(TM). Using REALTrac(TM), NAIdirect.com will allow users to track transactions with bulletin board, periodic reporting, contact listing and key document access features. The transaction management software has been modified for use on NAIdirect.com. NAI Direct is in the process of incorporating NAI broker information on the web site and negotiating license agreements with third-party providers of information for use by the commercial real estate community, including demographic, environmental and comparable sales data. NAIdirect.com became operational in June 2000. NAI has agreed to place all of its commercial real estate listings on NAIdirect.com and to encourage all NAI member brokers to place all of their local commercial real estate listings on NAIdirect.com. The site also offers a researched database so that brokers and owners can instantly access potential tenants, investors or lenders by delivering information to them electronically. It will also be designed to offer large investment properties via privately negotiated sales or auction. We anticipate that NAI Direct will receive revenue from a variety of sources which will include transaction fees, property marketing and hosting fees, referral fees from providers of related real estate services, royalty fees from on-line sales of market and demographic data, premium fees for auction services, and advertising fees.

      Our ownership in NAIdirect.com was initially held through two subsidiaries: Real Quest, Inc. and NAI Direct. In exchange for an 80% ownership interest in Real Quest, Inc., ("Real Quest") we issued 750,000 shares of our common stock to New America Network, Inc. and delivered an additional 750,000 shares in escrow to be transferred to New America Network, Inc. upon NAI Direct earning cumulative revenue of $2 million within 24 months of the launch of the NAIdirect.com web site. We also provided a $1 million working capital loan to NAI Direct bearing interest at the minimum rate permissible under the Internal Revenue Code and due at the earlier of 10 years from the date of issuance or the occurrence of any of the following events: (1) the issuance by NAI Direct of a note or other evidence of indebtedness (or the incurrence by NAI Direct in any other manner of any indebtedness) or of a security or other instrument evidencing an ownership interest in, or convertible into, or otherwise linked to, an ownership interest, in NAI Direct, or the sale by NAI Direct of all or a material part of its assets, whether or not such assets are thereafter leased by NAI Direct or any affiliate of NAI Direct which, in each case, makes available to NAI Direct, without material conditions that remain unsatisfied, funds equal to or in excess of $5,000,000 or (2) a bona fide, underwritten public offering of securities of NAI Direct, the net proceeds of which to NAI Direct are greater than $5,000,000. In addition, we agreed to provide up to $4,000,000 in additional working capital to NAI Direct within 18 months of September 23, 1999 in the form of a loan or otherwise, of which we funded $1,090,000.

      In September 2000, we restructured our relationships with NAI Direct, Real Quest and New America Network, Inc. On that date, we loaned an additional $250,000 to NAI Direct, which was guaranteed by New America Network. This loan is convertible into shares of common stock of New America Network, at our option, at a price equal to the lesser of $5 per share or the then-current market value. In addition, pursuant to a Stock Purchase Agreement, dated as of September 25, 2000, we (1) acquired a 4% equity interest in New America Network;
(2) were released from our obligation to provide an additional $2,650,000 in working capital to NAI Direct; (3) transferred to New America Network the notes evidencing the approximately $2.1 million in prior loans that we made to NAI Direct and 79 of our 80 shares in Real Quest; and (4) agreed to cause the escrowed 750,000 shares of our common stock to be released from escrow and delivered to New America Network.

      CORPORATE GOVERNANCE

      We own 1% of Real Quest and 4% of New America Network, Inc. (which owns the remaining 99% of Real Quest), and Real Quest owns 80% of NAI Direct. The remaining 20% of NAI Direct is owned by the executive officers and employees of NAI Direct and New America Network, including Gerald C. Finn, the Chief Executive Officer of New America Network, and Jeffrey Finn, the President and Chief Operating Officer of New America Network. New America Network is seeking additional financing. Our interest in New America Network may be diluted if it issues additional stock in order to obtain financing. We are unable to estimate the extent of any possible dilution at this time.

      The September 2000 Stock Purchase Agreement with New America Network also provides for the following:

      SIX MONTH LOCK-UP: For a period of six months commencing September 25, 2000, New America Network may not sell more than 325,000 shares of our common stock without our prior written consent, which may not be unreasonably withheld.

      RIGHTS OF FIRST REFUSAL: If New America Network receives an offer to purchase all or any portion of its Real Quest shares, or if Real Quest or the other principal shareholders of NAI Direct receive an offer to purchase all or any portion of their NAI Direct shares, within the two-year period subsequent to September 25, 2000 and prior to the registration of any of the shares of such company under the Securities Act of 1933, which New America Network or Real Quest or the other principal shareholders of NAI Direct desire to accept, it or they must first offer the shares to us on the same terms.

      TAG-ALONG RIGHTS: If Gerald C. Finn and/or Jeffrey Finn, the majority shareholders of New America Network, receive an offer for all or any portion of their shares of New America Network, which they desire to accept, they must give notice of such offer to us and permit us to include our shares of New America Network, on a pro rata basis, in the proposed sale on the same terms.

WWWX-JENCOM, LLC AND INTERCOMMERCE CHINA, LLC

      We own a 50% equity interest in WWWX-Jencom, LLC ("WWWX-Jencom")(see Item
7. "Certain Relationships and Related Transactions-D.H. Blair and JenCom Digital.") and a 33-1/3% equity interest in InterCommerce China, LLC ("InterCommerce China"). However, we have written off our investments in WWWX-Jencom and InterCommerce China, LLC because we have been unable to confirm that our interest in either of these entities presently has any value.

      HISTORY

      In February 1999, we entered into an acquisition agreement to purchase video technology and other projects in various stages of development from JenCom Digital Technologies, LLC ("JenCom Digital"). In March 1999, we formed WWWX-Jencom with JenCom Digital and contributed the purchased projects to WWWX-Jencom to establish a joint venture for the commercialization of JenCom Digital's technology projects. Our investment with JenCom Digital was a condition to the Stock Purchase Agreement between us and D.H. Blair Investment Banking Corp., which served as placement agent in connection with a series of our private placements.

      Under our acquisition agreement with JenCom Digital, we issued 2,000,000 shares of our common stock, valued at $3,000,000, to JenCom Digital in exchange for the various projects in development by JenCom Digital that we contributed to WWWX-Jencom. In addition, in March 1999, we loaned $900,000 to JenCom Digital, without interest, which JenCom Digital assigned to WWWX-Jencom. The loan was to be repaid at the earliest of (1) ten years from March 15, 1999, (2) a third-party investment in WWWX-Jencom of $10,000,000 or
(3) the sale of any asset by WWWX-Jencom having proceeds exceeding $5,000,000.

      In December 1999, we executed an agreement with JenCom Digital, its parent International Commerce Exchange Systems, Inc. ("ICES") and others in which JenCom Digital agreed to enter into a new operating agreement which would provide for sharing management control of WWWX-Jencom with us. In consideration of this agreement, we agreed to file a registration statement for JenCom Digital's 2,000,000 shares of our common stock before May 17, 2000, although we have not yet done so. JenCom Digital received an additional 1,500,000 shares of our common stock upon the execution and delivery of the operating agreement for InterCommerce China, LLC, described below.

      In connection with our agreement with JenCom Digital, described above, we agreed with International Commerce Exchange Systems, Inc., Henry Kauftheil, InterCommerce China, a joint venture between JenCom Digital and other parties, that we would be issued 33.33% of InterCommerce China's equity.

      We have been advised by Mordecai Gelber, General Counsel to ICES, that WWWX-JenCom has discontinued the development of its technology products, due to lack of funds, and that both WWWX-Jencom and InterCommerce China are currently inactive. We have written down our investment in these companies to zero because we have been unable to confirm that they presently have any value.

ENTRADE INC.

      On February 23, 1999, we entered into a merger agreement with Artra Group Incorporated, a publicly-traded New York Stock Exchange listed company, in which we agreed to sell our Entrade subsidiary to Artra. We completed the sale on September 23, 1999. The transaction resulted in Entrade surviving as the parent of Artra and succeeding to Artra's New York Stock Exchange listing under the symbol ETA. As a result of the transaction, on September 23, 1999, we owned 1.8 million shares, or approximately 15%, of Entrade's common stock and received $1.3 million in cash following the execution of the merger agreement. Additionally, we received $1.3 million in funding for the operations of Entrade from Artra for the period from February 28, 1999, through September 23, 1999. Since that time, the percentage of our ownership interest in Entrade has been diluted because Entrade has issued stock to other investors and because we sold 225,000 of our Entrade shares. Under the merger agreement, for as long as our percentage ownership of Entrade common stock is greater than five-percent, Entrade must use its best efforts to cause our designee, if acceptable to the Entrade board of directors, to be elected to the Entrade board of directors. On October 7, 2000, our board of directors designated Carol C. Knauff as our representative on the Entrade board of directors. However, to date, Ms. Knauff has not been seated on Entrade's board.

      The quoted market value of our Entrade shares was $6,005,000 at September 30, 2000 and subsequently reached a low of $787,500 at December 26, 2000. We have determined that the decline in the market value of our investment in Entrade is other than temporary and, accordingly, we have written the investment down to a new cost basis of $3.8125 per share, its fair market value at September 30, 2000, which has been reflected as a realized loss in our financial statements as of September 30, 2000.

      Pursuant to the merger agreement, Entrade agreed to cause our Entrade shares to be registered as promptly as practicable, however, Entrade has failed to do so. As a result of Entrade's failure to register our Entrade shares, we were unable to borrow against these shares prior to August 2000 in order to raise funds for additional working capital and acquisitions. The Entrade shares collateralize our $3.6 million convertible loan. (See Item 5.) Management is presently evaluating its claims against Entrade as a result of its failure to cause our Entrade shares to be registered in a timely manner.

      On October 31, 2000, Entrade announced that it intends to focus on asset disposition through its subsidiary, Nationwide Auction Systems, a 20-year-old land-based auction company with six permanent facilities throughout the United States, and Entrade has subsequently closed its only software development facility located at Waterloo, Canada.

 ENTRADE.COM SOFTWARE

      entrade.com, Inc. is a subsidiary of Entrade Inc. entrade.com has historically been a business-to-business e-commerce solutions provider which owns proprietary e-commerce and online auction technologies and has licensed and utilized these technologies to create online business communities and virtual distribution centers for the purchase and sale of corporate assets, including inventories, products and services.

      ATM has a perpetual non-exclusive license to use the Entrade Transactional Software owned by entrade.com as the operating system underlying the ATMcenter.com web sites pursuant to a software license agreement, dated September 23, 1999. In consideration for the license, ATM issued $1,500,000 of trade credits to entrade.com, which it can use to acquire products and services from ATM for a combination of cash and trade credits equal to the value of such products and/or services. As entrade.com purchases products and services from ATM using its trade credits, the trade credits will be reduced by the amount of the trade credits utilized in each transaction. To date, entrade.com has not used any of its trade credits.

      Pursuant to the foregoing software licensing agreement, entrade.com agreed to provide hosting, maintenance and support services for the ATMcenter.com web sites, however, entrade.com no longer provides these services. We have copies of the source code and object code for the Entrade Transactional Software and have made arrangements with Web Instinct, Inc. for the hosting of the ATMcenter.com web sites and are in the process of making other arrangements for maintenance and support services as well.

SALE OF ENTRADE INC.

      In connection with our sale of Entrade, our then Chairman, President and Chief Executive Officer, Robert Kohn, entered into an employment agreement with Artra Group Incorporated which was subsequently assigned to entrade.com. At the closing of the sale, on September 23, 1999, Mr. Kohn resigned from all of his positions with us. Mr. Kohn subsequently resigned his position with entrade.com in May 2000.

ASSETTRADE.COM, INC.

      In April 1999, we acquired a 2% ownership interest in the non-voting common stock of AssetTRADE.com, Inc. ("AssetTRADE") in exchange for 750,000 shares of our common stock valued at $1,125,000. At September 30, 2000 our shares of AssetTRADE represent approximately 1.2% of AssetTRADE, on a fully-diluted basis. Our interest has subsequently been diluted and is currently less than

1%. AssetTRADE provides traditional off-line and on-line asset recovery, disposal and marketing for industrial machinery and equipment.

      In September 2000, AssetTRADE reported over $10 million in sales during its first four months of operation.

ONE WORLD NETWORKS INTEGRATED TECHNOLOGIES, INC.

      We own 1,661,090 shares of the common stock of One World Networks Integrated Technologies, Inc. ("One World"), representing approximately 2.6% of the issued and outstanding capital stock of One World on a diluted basis. One World operates a web site, oneworldlive.com, which it uses as a gateway for consumers to purchase products, find current information on a variety of subjects and interact directly with celebrities.

VISION TECHNOLOGIES, INC.

      We entered into a term sheet, dated March 19, 1999, with Vision Technologies, Inc. ("Vision") to acquire Vision for stock and cash. We advanced $650,000 in cash to Vision on March 23, 1999. In addition, JenCom Digital Technologies contributed $350,000 to Vision on behalf of WWWX-Jencom on April 28, 1999. On July 12, 1999, we agreed with Vision to amend the term sheet so that we would make an investment in Vision rather than acquire the company, and we advanced an additional $200,000 to Vision. The amended term sheet terminated on August 26, 1999. As a result of the termination, Vision had the option to either return to us the cash we advanced to Vision within 180 days or to convert that amount into Vision common stock at a conversion rate specified in the term sheet. As a result of the conversion, we own 301,128 shares of Vision common stock, representing 3.5% of Vision's total outstanding shares. To date, Vision has not yet produced or sold any products. See "Item 7. Certain Relationships and Related Transactions." See "Item 2. Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operation." As stated above, we have written down this investment to zero because we have been unable to confirm that it has any value.

VIDEONET CORPORATION

      In July 1999, we advanced $100,000 to VideoNet Corporation ("VideoNet"), a company that was developing video conferencing technology. Our investment was evidenced by a 12% convertible note which we converted, in November 1999, into 104,000 shares of convertible preferred stock, representing approximately 2.4% of the equity of VideoNet. However, as stated above, we have written down our investment in VideoNet to zero because we have been unable to confirm that it presently has any value.

                  GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES


FOREIGN LAWS AND REGULATIONS

      Because ATM has relationships in Mexico and may enter into relationships in other countries, ATM may be subject to the laws of those jurisdictions which pertain to our activities in those jurisdictions. Our activities may include the buying, selling, shipping, storing and importing and exporting of merchandise, the provision of services and transacting business over the Internet. Additionally, because ATM and Intrac offer and facilitate the sales of goods and services worldwide, foreign jurisdictions may claim that our companies are required to comply with their laws. Any future foreign regulation may have a negative impact on ATM or Intrac's methods of operations or result in additional costs. We have not received any claims based upon alleged violation of federal, state or local laws, nor do we have any material costs or expenses for compliance with such laws.

TAXES

      ATM and Intrac do not collect or pay sales or other similar taxes for assets or services purchased or for trade credits issued or redeemed. We may be obligated to collect or pay such taxes in the future. The imposition of sales, use, value-added or similar taxes could diminish our competitiveness and harm our business.


                            INVESTMENT COMPANY ISSUES

      We believe that we are actively engaged in the business of business-to-business e-commerce through our affiliated companies that we are considered to "control." Under the Investment Company Act of 1940, as amended, we are presumed to control a company if we own more than 25% of that company's voting securities. We may be required to register as an investment company if more than 45% of our total assets consist of, and more than 45% of our income/loss and revenue over the last four quarters is derived from, ownership interests in companies we do not primarily control. It is not feasible for us to register as an investment company because the Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our companies.

      If we are deemed an investment company, we would be in violation of the Investment Company Act and we would have to either comply with the Investment Company Act or we could be ordered to cease selling our securities and could be subject to civil and criminal actions for doing so. In addition, our contracts would be voidable and a court could appoint a receiver to take control of us and liquidate our business.


          COMPETITION FACING THE COMPANIES IN WHICH WE OWN INTERESTS

      The Internet has produced intense competition for products and services because it has reduced transaction costs and increased the ability of companies that offer products and services to market and communicate with potential customers. As the market for business-to-business e-commerce grows, we expect that competition will intensify as traditional business competitors move to the Internet and Internet competitors expand their businesses and market reach.

      Some of the companies in which we own interests compete to attract and retain buyers and sellers. Several companies offer competitive solutions that compete with one or more of the companies in which we own interests. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by the companies in which we own interests. If the companies in which we own interests are unable to compete successfully against their competitors, such companies may fail.

      Many of our competitors have greater brand recognition and greater financial, marketing and other resources than the companies in which we own interests. This may place the companies in which we own interests at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

      There are a number of companies that compete with ATM and Intrac in the off-line asset remarketing business and with respect to the utilization of trade credits. These companies include Active International, Tradewell, Inc. and Icon International, Inc. Most of these companies are asset liquidators who, like ATM and Intrac, utilize trade credits in full or partial payment for excess inventories of products or services and then remarket these products or services for cash. Thereafter, their customers can purchase products or services with these trade credits or a combination of cash and trade credits, as agreed by the parties in connection with the purchase and sale of the excess inventories.

      To our knowledge, none of ATM and Intrac's major competitors is involved in new product sales. We believe that, of the major competitors that utilize trade credits, Active International is the most dominant. Competition in the asset recovery industry for transactions is intense, however, we believe that ATM and Intrac compare favorably with competitors based upon their experience, the breadth of their contacts in the asset recovery industry, their reputation and relationships, and the quality of the service they provide to customers. We expect that ATM and Intrac's competition will increase as traditional competitors take advantage of the Internet and e-commerce by launching web sites to advertise their products and services, communicate with potential customers and effect transactions on-line.

      As more competitors offer similar services over the Internet, it will be more difficult for ATM to distinguish itself from its competitors. We believe that ATM's reputation and relationships will continue to distinguish it from its competitors, however, price, brand recognition and the appearance, functionality and ease of use of ATM's web sites may ultimately become more important factors in obtaining and retaining customers.

      In addition, there are numerous companies that have developed or are in the process of developing auction sites on the Internet to buy and sell products and merchandise. These companies could compete directly with ATM and Intrac.


                       COMPETITION IN ATTRACTING COMPANIES

      Unless we are unable to raise additional capital, we will not be able to pursue our business plan. Historically, we have faced competition from other capital providers such as publicly-traded Internet companies, venture capital companies and other corporations. Most of these competitors have greater financial resources and brand name recognition than we do and companies in search of financing may be more likely to align themselves with a better known company or investor and one with more financial resources. If we are able to raise additional capital, these competitors may limit our opportunity to acquire interests in new companies and, if we are able to raise additional capital but are unable to acquire interests in attractive companies, our business strategy may not succeed.


             COMPETITION WITH COMPANIES IN WHICH WE OWN INTERESTS

      We may compete with the companies in which we own interests for Internet-related opportunities. We may also compete with the companies in which we own interests to acquire interests in business-to-business e-commerce companies, and the companies in which we own interests may compete with each other for acquisitions or other business-to-business e-commerce opportunities. The companies in which we own interests, therefore, may seek to acquire companies that we would find attractive. While we may join with the companies in which we own interests on future acquisitions, we have no current contractual obligations to do so. We do not have any contracts or other understandings with the companies in which we own interests that would govern the resolution of these potential conflicts. Such competition may deter companies from entering into strategic relationships with us and may limit our business opportunities.

ENTRADE INC.

      We actively encourage the companies that we have equity interests in to work together and develop relationships among each other. While we believe that we benefit from such relationships, we recognize that we may compete with the companies in which we have equity interests. Historically, we have considered Entrade, which we sold to Artra Group Incorporated in September 1999, as a competitor. Entrade owns or has equity interests in a group of business-to-business Internet companies including entrade.com, utiliparts.com, AssetTRADE.com, printeralliance.com, pricecontainer.com, TruckCenter.com, AssetControl.com and TradeTextile.com. Entrade also acquired all of the capital stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., which engage in business under the name Nationwide Auction Systems. Until November 2000, Entrade's strategy was similar to ours, in that it planned to invest in and migrate the traditional off-line business transactions of its businesses onto the

Internet and operated businesses that buy and resell non-performing and other assets. Entrade made investments in such companies by exchanging licenses in its transaction technologies for equity interests. In addition, Entrade's strategy encompassed e-commerce sales, marketing, and procurement applications. However, on October 31, 2000, Entrade announced that it intends to focus in the future on asset disposition through its subsidiary, Nationwide Auction Systems. Accordingly, Entrade may no longer be a potential competitor.

      As a competitor, Entrade has unusual access to and knowledge of our business including the following:

      - Robert Kohn, our former Chief Executive Officer and President was, until April 2000, Chief Executive Officer and President of entrade.com and a member of the board of directors of Entrade.

      - A number of our former employees, who were members of our technical and administrative staff, were, until recently, employees of entrade.com.

      - We use entrade.com's software to operate ATMcenter.com and its related web sites. We sold this software to Artra Group Incorporated in September of 1999 as part of the sale of Entrade.

      - Until April 2000, we relied upon the technical staff at entrade.com to maintain all of our computer systems and, until November 2000, we also relied on its staff to host, support and maintain ATMcenter.com's web sites. As a result of the provision of these services, Entrade and entrade.com had unlimited access to all our information systems and therefore all the files and documents that are on our computer systems.


              INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      Pursuant to the non-exclusive software license agreement between ATM and entrade.com, dated September 23, 1999, ATM currently uses software owned by entrade.com, Inc. to operate the ATMcenter.com web sites. Any interruption in ATM's web site's ability to process transactions could affect ATM's ability to obtain and retain Internet customers. After Entrade announced that entrade.com no longer intends to engage in the software development business, we made other arrangements with a third-party vendor for the hosting of the ATMcenter.com and related web sites and management intends to make other arrangements for the maintenance and support of the software as well.

      ATM has applied for service mark applications for "ATMcenter.com," "Instant Invoice," "Instant P.O." and "Instant Purchase Order." Although these applications are still pending, ATM intends to abandon its applications for "Instant Invoice," "Instant P.O." and "Instant Purchase Order."


                                    EMPLOYEES

      As of September 30, 2000, after reducing the corporate workforce in late August and September 2000 in order to reduce expenses:

      -     WorldWide Web NetworX Corporation had seven employees.

      - ATM had eleven employees, two of whom, Thomas Settineri and Gary Levi, were shared with Intrac.

      - Intrac had two employees, Thomas Settineri and Gary Levi, who were shared with ATM.

We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

                      CAUTIONARY STATEMENTS - RISK FACTORS

RISK FACTORS

      An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating the Company and its business before purchasing shares of common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

      IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR IMMEDIATELY BECOME PROFITABLE, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

      Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have accumulated significant losses from our business operations. The continuation of our operations is dependent upon obtaining long-term financing and achieving a profitable level of operations. While we are expending our best efforts to meet our financing needs, there can be no assurance that we will be successful in raising capital from third parties or generating sufficient funds for operations and continued development. These circumstances raise substantial doubt about our ability to continue a going concern. If additional financing is obtained, the terms of the financing may be adverse to the interests of existing stockholders, including the possibility of substantially diluting their ownership position.

      WE MAY HAVE DIFFICULTY OBTAINING FUTURE FUNDING SOURCES, IF NEEDED, AND WE MIGHT HAVE TO ACCEPT TERMS THAT WOULD ADVERSELY AFFECT OUR STOCKHOLDERS.

      Expenses are expected to continue to exceed revenue in fiscal 2001, and we will need to raise funds from additional financings. Any financings may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Or we may not be able to locate additional funding sources at all. If we cannot raise funds on acceptable terms, if and when needed, we will not be able to continue our operations and to pursue our goal of future strategic acquisitions.

      WE ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

      We expect to incur significant losses for the foreseeable future. To date, we have not been profitable. Even if we are able to obtain additional financing, we expect to incur significant costs associated with the pursuit of future strategic acquisitions. Our revenue may not be sufficient to fund our expenses. We may never be profitable or, if we become profitable, we may be unable to sustain profitability. Some of our expenses are or will be fixed, including non-cancelable agreements, equipment leases and real estate leases. Expenses may also increase due to the potential impact of goodwill and other charges from any future acquisitions.

      OUR SUBSIDIARIES, ATM SERVICE, LTD. AND THE INTRAC GROUP, LTD., HAVE LIMITED OPERATING HISTORIES UPON WHICH YOU MAY EVALUATE THEIR OPERATIONS.

      We formed ATM in December 1998 and acquired Intrac in July 1999. Accordingly, we have limited operating history upon which you may evaluate us. Our lack of operating history, and evolving revenue model make it difficult to evaluate our future prospects and evaluate our business strategy.

      This means that you will have only limited information upon which to base an investment decision. Because of our lack of operating history, we also believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

      We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. We may not successfully address any of these risks. If we do not successfully address these risks, our business would be seriously harmed.

      ACQUISITIONS AND NEW STRATEGIC ALLIANCES MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

      We plan to make investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

      - acquisitions may cause a disruption in our ongoing business, distract our relatively new management team and make it difficult to maintain our standards, controls and procedures;

      - we may acquire companies or make strategic alliances in markets in which we have little experience;

      - we may not be able to successfully integrate the services, products and personnel of any acquisition or new alliance into our operations;

      - we may be required to incur debt or issue equity securities to pay for acquisitions, which may be dilutive to existing stockholders; and

      - our acquisitions may not result in any return on our investment and we may lose our entire investment.

      OUR SUCCESS IS DEPENDENT ON RETAINING OUR CURRENT KEY PERSONNEL.

      We believe that our success will depend on continued employment of our management team and our ability to attract large businesses to use our on-line websites for the effective management, purchase and sale of inventory and other assets. Their experience in e-commerce asset management, sales and procurement is important to the establishment of our on-line websites. We do not maintain key-man life insurance on our key personnel. The loss of the services of one or more of our management personnel could seriously harm our business. Our success also depends on having a trained sales force, telesales group and technical and customer support personnel. We will need to continue to hire additional personnel as our business grows. Competition for personnel, particularly for employees with technical expertise, is intense. New hires also frequently require extensive training before they achieve desired levels of productivity. If we cannot hire and retain suitable personnel, we may not be able to expand and develop new business communities effectively or support those that are developed, resulting in loss of customers and revenues.

      THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDERS MAY CONFLICT WITH OUR INTERESTS AND THE INTERESTS OF OUR OTHER STOCKHOLDERS.

      Our current directors, officers and holders of more than 5% of the outstanding shares of our common stock collectively own approximately 31% of our outstanding common stock. As a result of their stock ownership, one or more of these stockholders may be in a position to affect significantly our corporate actions, including, for example, mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders.

      D.H. Blair Investment Banking Corp. is our largest shareholder and Blair Ventures-Fund I, Inc. ("Fund"), an affiliate of D.H. Blair, is our largest creditor and holds a $3.6 million convertible promissory note which is secured by all of our assets. D.H. Blair's interest as a shareholder may conflict with Fund's interest as a creditor and Fund's exercise of its rights with respect the collateral may conflict with the interests of other shareholders.

      OTHER CONFLICTS.

      Warren Rothstein, who was our interim chairman, president and chief executive office from September 23, 1999 to April 26, 2000, and who continued to serve as one of our directors until August 24, 2000, also served as the chairman of ATM from December 1998 until October 19, 2000 and as chairman of Intrac from July 23, 1999 until October 19, 2000. Mr. Rothstein's duties and responsibilities with respect to certain of these positions may have been in conflict with his duties and responsibilities with respect to others.

      Thomas Settineri, who was one of our directors from September 23, 1999 until December 27, 2000, was also the president and chief executive officer of ATM and Intrac from July 23, 1999 to October 19, 2000 and has been the chairman of ATM and Intrac since October 19, 2000. Mr. Settineri's duties and responsibilities with respect to certain of these positions may have been in conflict with his duties and responsibilities with respect to others.

      FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT OUR STOCK
      PRICE.

      Our quarterly operating results will likely vary significantly in the future. Our operating results will likely fall below the expectations of investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock. Our quarterly operating results may vary depending on a number of factors, including:

      - demand of buyers and sellers to use our websites to list and purchase or sell products and/or services;

      - actions taken by our competitors, including new product introductions, fee schedules, pricing policies and enhancements;

      -     size and timing of sales of our services;

      -     our ability to control costs;

      - budget cycles of buyers and sellers of products and/or services and changes in these budget cycles; and

      -     general economic factors.

      OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

      The market price of our common stock is likely to be highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our stockholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility. The trading prices of many technology and Internet-related companies' stocks have been highly volatile and have reached historical highs and lows within the past 18 months and have reflected relative valuations substantially above historical levels. We cannot assure you that our stock will trade at the same levels as other Internet stocks or predict the market prices for Internet stocks in general.

      Factors that could cause this volatility may include, among other things:

      -     actual or anticipated variations in quarterly operating results;

      -     announcements of technological innovations;

      -     new sales formats or new products or services;

      -     changes in financial estimates by securities analysts;

      -     conditions or trends in the asset management industry;

      -     conditions or trends in the Internet industry;

      -     changes in the market valuations of other Internet companies;

      - announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

      -     changes in capital commitments;

      -     additions or departures of key personnel; and

      -     sales of our common stock; and

      -     adequacy of liquidity and capital resources.

      Many of these factors are beyond our control. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

      SHARES ELIGIBLE FOR FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

      If our existing stockholders sell in the public market substantial amounts of our common stock, including shares issued on the exercise of outstanding options and warrants, then the market price of our common stock could fall.

      OUR E-COMMERCE BUSINESS MAY NOT DEVELOP ADDITIONAL REVENUE SOURCES.

      We plan to generate revenues through relationships with strategic partners for the sale of assets and services. To generate significant revenues from Internet business-to-business e-commerce, we will have to continue to build these business relationships through our contacts and the expertise of our current or future personnel. We may not be able to form new strategic alliances due to a lack of sufficient financial resources or expertise in a newly targeted industry. If we are not able to build these relationships with strategic partners, we will have difficulty developing additional businesses to generate revenues.

      MARKETING AND DISTRIBUTION ALLIANCES MAY NOT GENERATE REVENUES OR MAY BE TERMINATED.

      We intend to use marketing, distribution and strategic alliances with other Internet companies to create traffic on our on-line business communities and, consequently, to generate revenues. These marketing and distribution alliances will allow us to link our on-line websites to Internet search engines and other websites. The success of these relationships depends on the amount of increased traffic we receive from the alliance partners' websites.

      We may have difficulty entering into marketing and distribution alliances. Also, these arrangements may not generate revenue. Some of the marketing and distribution alliances and arrangements that we have previously entered into have not, to date, generated revenue. We also cannot assure you that we will be able to enter into these marketing and distribution alliances or renew any marketing and distribution alliances that we are able to establish or that any or all of these arrangements will generate revenue.. If we are unable to establish these alliances or if any of these agreements is terminated, no revenue will be generated.

      WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PROVIDERS OF E-COMMERCE SERVICES.

      We believe that the strongest potential competition for e-commerce services does not come from traditional service groups but rather the evolution of the Internet and the types of business-to-business service providers that such evolution will create. As applications for business-to-business e-commerce begin to proliferate and mature, we will continue to compete with other technology companies and traditional service providers that seek to integrate on-line business technologies with their traditional service mix.

      Competition for Internet products and services and electronic business commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new websites at a relatively low cost. We expect that additional companies will establish competing on-line business communities on a stand-alone basis.

      E-commerce applications are in the early stages of development. Currently, the principal focus of e-commerce business-to-business groups is to provide information and generate revenues for advertisement. As e-commerce evolves, however, we expect that other entrepreneurs and large, well-known leaders in various industries will create other niche business-to-business services that may compete with our services.

      These large industry leaders would have better name recognition in the markets that we may target. We also expect competition from large consulting firms and software solution providers, which have begun developing e-commerce applications for their existing clients. The larger financial resources of these competitors may enable them to market to potential buyers and sellers of inventory and other assets and launch more widespread marketing campaigns that would make it more difficult for us to compete.

      OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO USE EFFECTIVE INTERNET AND OTHER MARKETING STRATEGIES THAT DEPEND ON INTERNET GOVERNANCE AND REGULATION, WHICH ARE UNCERTAIN.

      The future success of our business is dependent, in part, on our ability to use an effective Internet marketing strategy. Because the original role of the Internet was to link the government's computers with academic institutions' computers, the Internet was historically administered by organizations that were involved in sponsoring research. Private parties have assumed larger roles in the enhancement and maintenance of the Internet infrastructure. Therefore, it is unclear what organization, if any, will govern the administration of the Internet in the future, including the authorization of domain names.

      The lack of an appropriate organization to govern the administration of the Internet infrastructure and the legal uncertainties that may follow pose risks to the commercial Internet industry and our specific website business. In addition, the effective operation of the Internet and our business is also dependent on the continued mutual cooperation among several organizations that have widely divergent interests, including the government, Internet service providers and developers of system software language. These organizations may find that achieving a consensus may become difficult, impossible, time-consuming and costly.

      Although we are not subject to direct regulation in the United States other than federal and state business regulations generally, changes in the regulatory environment could result in the Federal Communications Commission or other United States regulatory agencies directly regulating our business. Additionally, as Internet use becomes more widespread internationally, there is an increased likelihood of international regulation.

      We cannot predict whether or to what extent any new regulation affecting e-commerce will occur. New regulation could increase our costs. For example, we do not collect sales or other similar taxes with respect to the equipment, inventory and other products sold through our on-line communities. One or more states may seek to impose sales tax collection obligations on out-of-state companies like ours that engage in or facilitate e-commerce. State and local governments have made proposals that would impose additional taxes on the sale of goods and services over the Internet. A successful assertion by one or more states or any foreign country that we should collect sales and other taxes on the exchange of equipment, inventory and other goods on our system could increase costs that we could have difficulty recovering from users of our websites.

      Governmental agencies and their designees regulate the acquisition and maintenance of web addresses generally. For example, in the United States, the National Science Foundation had appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. Although Network Solutions no longer has exclusivity, it remains the dominant registrar. The regulation of web addresses in the United States and in foreign countries is subject to change. As result, we may not be able to acquire or maintain relevant web addresses in all countries where we conduct business that are consistent with our brand names and marketing strategy. Furthermore, the relationship between regulations governing website addresses and laws protecting trademarks is unclear.

      WE MAY FACE INCREASED ACCESS COSTS FROM BROWSER PROVIDERS AND INTERNET DISTRIBUTION CHANNELS.

      Leading website, browser providers and other Internet distribution channels may begin to charge us to provide access to our products and services. If any of these expenses are not accompanied by increased revenues, our e-commerce business will be negatively impacted.

      CONCERNS REGARDING SECURITY OF TRANSACTIONS AND TRANSMITTING CONFIDENTIAL INFORMATION OVER THE INTERNET MAY NEGATIVELY IMPACT OUR E-COMMERCE BUSINESS.

      We believe that concern regarding the security of confidential information transmitted over the Internet, including, for example, business and supply requirements, credit card numbers and other forms of payment methods, prevent many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our services may not gain market acceptance or we may face additional legal exposure.

      Despite the measures we have taken in the area of security, our infrastructure is potentially vulnerable to physical or electronic break-ins, computer viruses, hackers or similar problems caused by employees, customers or other Internet users. If a person circumvents our security measures, that person could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. These risks may require us to make significant investments and efforts to protect against or remedy security breaches, which would increase the costs of maintaining our websites.

      WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET.

      We may be subject to legal claims relating to the content in our industry-specific on-line websites, or the downloading and distribution of content. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. The representations as to the origin and ownership of licensed content that we generally obtain may not adequately protect us.

      In addition, we draw some of the content provided in our on-line business communities from data compiled by other parties. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type, or may not provide sufficient coverage. Costs from these claims that are not covered by our insurance or exceed our coverage would damage our business and limit our financial resources.

      WE DEPEND ON THE CONTINUOUS INTRODUCTION OF ENHANCED SOFTWARE CAPABILITIES AND EXPANSION OF OUR SOFTWARE SERVICES, WHICH WE MAY NOT BE ABLE TO PROJECT ACCURATELY.

      If traffic in our on-line businesses develops, we may need to expand and upgrade our technology, transaction processing systems and network hardware and software. We are not able to predict these needs. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate our future needs. If we do not appropriately upgrade our systems, network hardware and software on an ongoing basis, we may have difficulty competing effectively.

      The life cycles of the software used to support our e-commerce services are difficult to predict because the market for our e-commerce websites for sales and procurement of inventory and other assets is new and emerging and is characterized by changing customer needs and industry standards. The introduction of on-line products employing new technologies and industry standards could render our existing system obsolete and unmarketable. If a new software language becomes the industry standard, we may need to rewrite our software to remain competitive. We may not be able to respond in a cost-effective way and lose business as a result.

      ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF THE COMPANY DIFFICULT.

      WorldWide Web NetworX Corporation is a Delaware corporation. Anti-takeover provisions of the Delaware law could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to our stockholders.

      Our articles of incorporation provide that our Board of Directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. Our Board of Directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control of us and would adversely affect the market price of our common stock and voting and other rights of holders of our common stock.

      WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS. PROPRIETARY RIGHTS ARE IMPORTANT TO OUR SUCCESS AND OUR COMPETITIVE POSITION.

      We have applied for federal registration of "atmcenter.com" as a service mark for use in connection with our electronic commerce services.

      Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We may not be able to protect our domain names for our on-line industry-specific websites as trademarks because those names may be too generic or perceived as describing a product or service or its attributes rather than serving a trademark function.

      If we are unable to protect our proprietary rights in trademarks, service marks and other indications of origin, competitors will be able to use names and marks that are identical to ours or sufficiently similar to ours to cause confusion among potential customers between us and our services and our competitors and their services. This confusion may result in the diversion of business to our competitors or the loss of potential or existing customers. Also, to the extent these competitors have problems with the quality of their services, this confusion may injure our reputation for quality.

      Except for a search for the name ATMcenter.com, we have not conducted searches to determine whether our service marks, trademarks and similar items may infringe on the rights of third parties.

      DIFFICULTY OF PROTECTING PROPRIETARY RIGHTS IN OTHER COUNTRIES.

      Copyrights and trademarks may receive limited or no protection in some countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work.

ITEM  2.   PROPERTIES

      Our corporate headquarters are located at 521 Fellowship Road, Suite 130, Mt. Laurel, New Jersey. Our lease commenced on July 19, 1999 with a term of 61 months. Our monthly base rent over the term of the lease ranges from approximately $11,000 to $12,000. We also pay a proportionate share of the building's operating expenses, and our share is currently approximately $3,200 per month. Our lease covers 11,802 square feet. We are in default under this lease by virtue of our failure to pay rent due for the months of December 2000 and January 2001 in accordance with the terms of the lease. We occupy only approximately 2,000 square feet of this facility and are attempting to sublease the entire space.

      We also have a five-year sublease from RDR Associates, Inc. ("RDR") for offices and the use of a conference room at 888 Seventh Avenue, New York, New York. The term of the lease commenced on May

1, 1999. We paid our occupancy rights under the sublease by issuing 50,000 shares of our common stock to RDR. We currently use this space as our New York City offices.

      ATM has a lease for offices at 220 White Plains Road, Tarrytown, New York. The lease commenced on October 1, 1999 for a term of five years. The lease covers approximately 8,754 square feet and the monthly base rent over the remaining term of the lease ranges from approximately $17,326 to $18,055. ATM no longer uses any of this space and has subleased the entirety of the leased space for the period from January 1, 2001 through September 30, 2004 for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease and the rent payable to ATM under the sublease.

      Intrac has a lease for offices at 424 Madison Avenue, New York, New York. The lease commenced on October 1, 1997 for a term of five years. The lease covers 4,130 square feet and the base monthly rent over the remaining term of the lease ranges from approximately $9,200 to $10,400. This space is currently used by both ATM and Intrac for their corporate headquarters.

ITEM 3.   LEGAL PROCEEDINGS

      There are no legal actions pending which we are required to disclose in this annual report. Informal claims have been asserted by the two holders of our Series A 6% cumulative convertible debentures, dated March 22, 1999, in the aggregate amount of $125,000, who did not accept our offer to convert their convertible debentures to our common stock. These claims are for the principal sum of $125,000 plus interest from March 22, 1999 and liquidated damages as per the terms of the convertible debentures as a result of our failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the convertible debentures. The Company intends to pursue all appropriate means of resolving this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year that ended September 30, 2000.


                                     PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol "WWWX." The following table sets forth the highest and lowest bid prices for our common stock for each fiscal quarter during the last two years and subsequent interim periods as reported by the National Quotation Bureau.

      At December 29, 2000, there were 1075 record holders of our common stock.

      The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

      No cash dividends have been declared on any class of common equity for the two most recent fiscal years.

                                        HIGH BID             LOW BID
                                        --------             -------
FISCAL 1998

First Quarter..................
Second Quarter.................
Third Quarter..................            3                  1-1/4
Fourth Quarter.................          2-3/8                11/16

FISCAL 1999

First Quarter..................          1-5/16               21/64
Second Quarter.................          9-3/8                17/32
Third Quarter..................          9-1/4               3-3/16
Fourth Quarter.................          4-5/8               2-9/16

FISCAL 2000

First Quarter..................          7-1/2                2-1/8
Second Quarter.................          8-1/8               3-15/16
Third Quarter..................          4-3/4                 3/8
Fourth Quarter.................          25/32                3/16

$3.6 MILLION CONVERTIBLE LOAN

      Pursuant to a commitment letter, dated August 21, 2000, D.H. Blair Investment Banking Corp. caused its affiliate, Blair Ventures-Fund I, Inc. ("Ventures"), to make a loan in the principal amount of $3,600,000 to us, on August 22, 2000, which is evidenced by a Convertible Promissory Note. The loan is secured by a first priority security interest in all of our assets.

      The outstanding principal amount of the loan is due on or before September 1, 2001, however, the maturity date may be extended, at Ventures' sole option, for up to an additional two years. Interest is payable, at a rate of 10% per year, and is due upon maturity. The loan may be converted by Ventures at any time prior to the maturity date into our common stock at the rate of $0.75 per share. Any shares of our common stock issued to Ventures will be subject to anti-dilution rights. In addition, Ventures will have two demand registration rights and unlimited piggyback registration rights pursuant to the terms of the note with respect to any common stock that it receives.

      We can prepay the loan, in whole or in part, at any time, upon at least ten days written notice to Ventures, however, in the event of any prepayment, we must issue to Ventures a warrant to purchase our common stock in an amount equal to the prepayment, at $0.75 per share. The common stock underlying such warrant will be subject to anti-dilution rights and Ventures will have two demand registration rights and unlimited piggyback registration rights with respect to such shares.

WARRANTS

      On February 10, 2000, we issued warrants to purchase 500,000 shares of our common stock to Elminor Portfolio Corp. for services rendered by S. Allan Kline. These warrants were exercisable at $4.00 per share and expired on September 1, 2003. The fair value for these warrants was estimated at $430,000 at the date of grant, using the Black-Scholes method and assuming a risk-free interest rate of 6%, a dividend yield of 0%, an average expected life of the warrants of two years and volatility of 215%. Mr. Kline subsequently assigned 250,000 of these warrants to VentureTek L.P., an affiliate of D. H. Blair Investment Banking Corp. On August 28, 2000, in connection with the $3.6 million convertible loan discussed above, we agreed to re-price these warrants at $0.75 per share and to extend them for three years. The additional value of these warrants as a result of the re-pricing and extension was estimated at $195,000 at August 28, 2000, using the Black-Scholes method with the same assumptions.

      On September 1, 2000, we issued warrants to purchase an additional 1,500,000 shares of our common stock to Elminor Portfolio Corp. for services to be rendered by S. Allan Kline during the period from October 1, 2000 to September 30, 2002. These warrants are exercisable at $0.75 per share and expire on September 1, 2003. The fair value for these warrants was estimated at $1,050,000 at the date of grant, using the Black-Scholes method with the foregoing assumptions.

Sales of Unregistered Securities

      In December 1999, we issued 50,000 shares of our common stock for the lease of office space at 888 Seventh Avenue, New York, New York. See "Lease of Office Space." The lease is effective for a term of 60 months, commencing September 1, 1999. We currently utilize this space as our executive offices.

OPTIONS

      During fiscal 2000, we issued a total of 9,475,000 options to purchase shares of our common stock pursuant to the 2000 Incentive Stock Plan. See "2000 Incentive Stock Plan" and "Summary of Executive Compensation."

DEBENTURES

      During fiscal 2000, pursuant to an offer that we extended to the holders of our 6% cumulative debentures, holders of $865,000 in principal amount of the debentures elected to convert them into our common stock. Debentures in the principal amount of $125,000 remain outstanding.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION

      You should read the following selected financial information in conjunction with our consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The statement of operations data for the last three years ended September 30, and the balance sheet data as of September 30, 2000, 1999 and 1998 are derived from our audited financial statements, which are included elsewhere in this Report. The statement of operations data for the year ended September 30, 1997 and the balance sheet data as of September 30, 1997 are that of Instra Corp., a predecessor company, and have been derived from Instra Corp.'s audited financial statements that are not included in this Report. We have not included financial information for periods prior to September 30, 1997, as the prior operations are not meaningful.


                                                   YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             2000       1999      1998       1997
                                             ----       ----      ----       ----

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues................................    $  6,772  $  1,339  $     50  $      -
Loss from operations....................     (19,091)  (13,949)     (139)     (166)
Impairment of investments...............     (19,786)        -         -         -
Impairment of investments in and
  advances to affiliated companies......      (2,350)   (1,106)        -         -
Loss on sale of investments.............      (2,328)        -         -         -
Gain on sale of subsidiary..............           -    25,426         -         -


Net (loss) income ......................     (37,081)    1,612      (219)     (165)
Net (loss) income per share:
Basic...................................        (.97)      .07      (.03)     (.08)
Diluted.................................        (.97)      .07      (.03)     (.08)


                                                  YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                                       (IN THOUSANDS)
                                             2000      1999      1998      1997
                                             ----      ----      ----      ----

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents...............    $  2,271  $  7,234  $    792         1
Investments.............................       6,005    29,475         -         -
Investments in and advances to
  affiliated companies..................       3,319     2,744         -         -
Total assets............................      15,707    47,511       986        25
Convertible debt........................       3,725       990         -         -
Total stockholders' equity..............       4,692    34,475       923        25


THE FLUCTUATIONS FROM 1998 TO 1999 AND 2000 REFLECTED IN THE ABOVE TABLES ARE EXPLAINED IN DETAIL IN ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" THE DETAIL DESCRIPTIONS CAN BE FOUND IN THE SUBTITLES LISTED ABOVE.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF THE NATURE OF THE COMPANY'S BUSINESS

      WorldWide Web NetworX Corporation is a holding company that enters into joint ventures with or acquires ownership interests in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet, new business-to-business opportunities which improve the efficiency of transactions, and to make other opportunistic investments.

PLAN OF OPERATIONS

      On September 1, 2000, new management came to the Company. The immediate focus of the new management team was on rationalizing the operating expenses and assessing the value-creating potential of our affiliated companies. Their intent was to reduce operating expenses, thereby conserving working capital, while evaluating the investments the Company had previously made and seeking opportunities for new investment.

      We took several steps to significantly reduce expenses going forward. These actions, initiated beginning in late August 2000, included elimination of positions, closing facilities no longer needed, eliminating services not essential to our continuing operations and to that of our wholly or majority owned affiliated companies, ATM and Intrac, negotiating lower prices from vendors for services still essential to continuing operations, and negotiating agreements that required funding by the Company. These steps included the following actions.

      In late August and September 2000, we took a series of actions that reduced the corporate workforce by 40% and our recurring payroll expense by 22%. These actions included the elimination of positions no longer critical to our continuing operations.

      In September 2000, we decided to close our Mt. Laurel, New Jersey office and began the transition of the general and administrative functions performed at that location to our New York City office and the process of procuring a subtenant for the space. Excluding payroll expense, the cost of operating this facility was approximately $325,000 in the fiscal year ended September 30, 2000. Until June 2000, Entrade shared this facility with us and paid for 70% of the costs.

      Also in September 2000, we restructured our relationship with NAI Direct. This action eliminated our obligation to provide NAI Direct with an additional $2,660,000 in working capital by March 2001. See Item 1, "Business, New America Network, Inc. and Real Quest, Inc."

      In October 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Coincident with termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. Excluding facility related expenses, the expenses related to the terminated contracts and eliminated jobs totaled $1.1 million for the fiscal year ended September 30, 2000.

      Limited impact of these changes is reflected in operating results for the year ended September 30, 2000, because these actions were initiated late in the fiscal year and there were implementation costs associated with certain actions. However, we expect that the impact on operating results in fiscal year 2001 will be significant. Some of the benefits of the actions described here are already accruing to the Company, ATM and Intrac. Monthly general and operating expenses are lower due to the decreased payroll and professional services resulting from the actions described. Our working capital requirements have also been reduced as a result of the restructured relationship with NAI Direct. Management expects to continue its efforts to reduce expenses, including the subletting of the Mt. Laurel facility and the further reduction of payroll expenses.

      The foregoing actions have the cumulative effect, to date, of enabling the Company to continue to operate through at least May 2001. Had these actions not been taken, cash and cash equivalents would have been expected to have been depleted by late October 2000.

      If we are successful in obtaining additional funding, we intend to pursue the following plan of operations during the next twelve months:

      INCREASE REVENUES BY DEVELOPING OUR OPERATING COMPANIES. ATM and Intrac will continue to develop their customer bases through the efforts of their present sales and marketing team. ATM and Intrac will also look to develop emerging markets through their own efforts or through representatives.

      SEEK NEW INVESTMENT OPPORTUNITIES. We intend to seek new investment opportunities, using our cash, stock and/or Internet expertise as our capital contributions or to create joint ventures.

      If we are successful in raising additional capital for new investment opportunities, we anticipate that our operating expenses will increase over the next twelve months. Without additional sources of funding, we will continue our efforts to reduce our operating expenses. However, without funding we will not be able to continue beyond approximately May 2001. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual operating and financial results and actual plan of operations may differ materially from the stated plan of operations. Factors which may cause a change from our actual results or actual plan of operations vary but include, without limitation, decisions of our board of directors not to pursue the stated plan of operations based on its reassessment of the plan, changes in the Internet business or in our business strategy, the wholesaling and asset recovery business and general economic conditions.

GENERAL

      We had declining and comparatively small operations until May 18, 1998 when we entered our current line of business by acquiring Keiretsu Corporation. See "ITEM 1. Business." Over the past three fiscal years, we have had $8.2 million in revenues from operations, $33.2 million in losses from operations, other expenses of $2.5 million and net losses of $35.7 million. Administrative costs incurred to date have been expended in connection with software development, marketing expenses, and operating expenses. Operating expenses have also included general and administrative expenses related to all of our activities.

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

      CONSOLIDATION. Affiliated companies in which we directly or indirectly own more than 50% of the outstanding voting securities and exercise control are generally accounted for under the consolidation method of accounting. Under this method, an affiliated company's results of operations are reflected within our Consolidated Statements of Operations. At September 30, 2000, the consolidated financial statements include the Company, its majority owned and controlled subsidiary, ATM Service, Ltd., and its wholly owned subsidiary, The Intrac Group, Ltd. Additionally, the results of operations of Real Quest, Inc. have been included in the consolidated statement of operations through September 27, 2000 at which point, our investment was restructured and we commenced accounting for this investment under the cost method of accounting. ATM was recorded using the equity method from December 1998 through July 23, 1999, when we acquired a controlling interest.

      EQUITY METHOD. Affiliated companies whose results are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an affiliated company depends on an evaluation of several factors including, among others, representation on the affiliated company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the detail of an affiliated company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the affiliated company is reflected in the caption "Equity (income) loss" in the Consolidated Statements of Operations. During the fiscal year ended September 30, 2000, we accounted for WWWX-Jencom, LLC and InterCommerce China under the equity method of accounting. In fiscal 2000, we recorded our share of WWWX-Jencom's losses until our investment was reduced to zero. At September 30, 2000, we determined that our investment in InterCommerce China was impaired and accordingly, recorded a valuation allowance of $2.3 million. ATM was accounted for using the equity method from December 1998 through July 23, 1999, when we acquired a controlling interest, and we commenced accounting for ATM under the consolidation method of accounting.

      COST METHOD. Affiliated companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in the Consolidated Statements of Operations. However, cost-method impairment charges are recognized in the Consolidated Statements of Operations and deducted from the carrying value in the Consolidated Balance Sheet, while the new cost basis is not increased if circumstances suggest that the value of the affiliated company has subsequently recovered.

As of September 30, 2000, we accounted for seven companies under the cost method of accounting. Of these seven companies, Vision Technologies and VideoNet were determined to have an impaired value with the value carried on the Consolidated Balance Sheet reduced by $850,000 and $100,000, respectively.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

      The presentation of our financial statements may differ from period to period as a result of whether we apply the consolidation method of accounting, the equity method of accounting or the cost method of accounting.

RESULTS OF OPERATIONS - Three-year period ended September 30, 2000

REVENUES

      The Company principally derives its revenue by providing inventory liquidation and asset recovery services and from the purchase and resale of advertising media, merchandise or business services through its consolidated affiliated companies, ATM Service, Ltd. and The Intrac Group, Ltd. For the year ended September 30, 2000, the Company derived approximately 89% of its revenue from customers in the United States. Approximately 11% of revenue were derived from customers outside the United States, principally in Israel and Mexico. For the year ended September 30, 2000, four customers for whom the Company provided these services each accounted for 10% or more of the Company's total revenue. These four customers combined provided 65% of the Company's total revenue for the year ended September 30, 2000. For the year ended September 30, 1999, no customer for whom the Company provided these services accounted for 10% or more of the Company's total revenue.

      Revenues were $6.8 million for the year ended September 30, 2000, $1.3 million for the year ended September 30, 1999, and $50,000 for the year ended September 30, 1998. The growth in revenues is attributable to the acquisition of The Intrac Group, Ltd and the formation of ATM Service, Ltd., on July 23, 1999. For the year ended September 30, 2000, these two affiliated companies provided revenue for the entire fiscal year, but in fiscal year 1999 they provided revenue only for the period July 23, 1999 to the fiscal year's end on September 30, 1999. Prior to acquisition and formation of the two affiliated companies, revenue was primarily derived from consulting services provided by Entrade which was sold in September 1999.

      Deferred revenue from asset management, liquidation and cost-recovery, and media buying services, was $3.1 million and $470,000 as of September 30, 2000 and 1999, respectively.

      The Company will contract with a customer to sell for the customer large blocks of assets or inventory under asset management, liquidation, or cost recovery agreements. In an asset management agreement, the Company acts as an agent, sells the assets for cash, and receives a percentage of the sale as a commission. The Company records the commission received as revenue when the asset is shipped.

      Under most liquidation and cost-recovery agreements, the Company takes title to the assets but does not assume the risk of loss. The Company is not required, by either type of agreement, to make any cash payment to the customer for the assets purchased until such time as the Company sells the assets. These payments pertain to the portion of assets actually sold. The ultimate cost to the Company is a fixed percentage of the sale price of the inventory for, which is unknown until a sale occurs. Accordingly, the Company usually does not record inventory for any assets purchased under these agreements. Only when the Company assumes the risk of loss and the value of the goods purchased can be reasonably estimated is inventory recorded. Only one such cost recovery contract was in effect during the year ended September 30, 2000 and, as a general rule, the Company does not plan to enter into such agreements in the future.

      The transactions conducted under asset management and cost recovery agreements can also be settled, in part, in trade credits to purchase advertising media, merchandise, or business services ("trade credits"). The amount of trade credits issued to customers represents the difference between the contracted value of the inventory as negotiated with the customer and the cash paid to the customer upon the sale of the inventory. Trade credits are not redeemable by customers for cash. The contracted value of the inventory is mutually agreed upon by the Company and the customer at the time an agreement is reached and is usually in excess of the cash liquidation value. The Company is not required to remit cash or any other form of payment other than trade credits for the difference between the contracted value and the cash paid for the inventory.

      Revenues associated with asset management and cost recovery services are typically recognized when the inventory sold is shipped. However, if the transactions involve the issuance of trade credits, the Company will defer a portion of the revenue attributable to cash received under asset management and cost-recovery agreements to reflect the outstanding costs applicable to the future redemption of the trade credits.

      The Company issues two types of trade credits, "combination trade credits" and "straight trade credits." Under a combination trade credit arrangement, the customer purchases goods and services from the Company in exchange for trade credits and cash. The ratio of cash to combination trade credits that make up the total purchase price to be used in purchases from the Company are determined on a transaction-by-transaction basis. When the Company redeems combination trade credits, it recognizes revenue equal to the cash received from the customer for the goods and services plus, if applicable, the pro rata portion of the deferred revenue relating to the liquidation of the assets that gave rise to the trade credits. Cost of revenue is recognized for the cash the Company paid for the goods and services.

      Straight trade credits are issued to purchase goods and services from the Company without the requirement to pay us a portion of the purchase price in cash. Straight trade credits are issued to purchase pre-negotiated types of goods and services, which have readily estimable costs. The Company records deferred revenue for straight trade credits approximating the estimated cost to purchase future goods and services plus a normal profit margin. When the Company redeems straight trade credits, it recognizes revenue equal to the pro rata portion of the deferred revenue relating to straight trade credits. Cost of revenue is recognized for the cash the Company paid for the goods and services.

      The source of our revenue, and its attendant costs, has changed dramatically in the year ended September 30, 2000 from previous fiscal years. Nearly 57% of our revenue in fiscal year 1999 was from technology consulting services sold by Entrade. In the year ended September 30, 2000, that share of our total revenue dropped below 2%, with sales of cost recovery services and media by ATM and Intrac accounting for 94% of our revenue. The dramatic change in the source of our revenue was due to the sale of Entrade in September 1999, after which time Entrade's operating results, which included the revenues derived from the consulting services provided by Entrade, were no longer included in our consolidated financial statements, and the inclusion of Intrac's operations for an entire year. Intrac was not included in our consolidated operating results until July 23, 1999, when the Company acquired Intrac.

COST OF REVENUE

      Cost of revenue consists of goods, freight, warehousing of inventory held for sale, media purchases, commissions and, in 1999, also included salaries paid to programmers and consultants. Cost of revenue was $6.2 million for the fiscal year ended September 30, 2000, $792,000 for the fiscal year ended September 30, 1999 and $36,000 for the fiscal year ended September 30, 1998. The increases in cost of revenue from 1999 to 2000 corresponds with the increases in our revenues due to the inclusion of ATM and Intrac in our consolidated financial statements for the entire year in fiscal 2000 as compared to only 2 months in fiscal 1999. The increase in cost of revenue from 1998 to 1999 also corresponds to an increase in revenue from the inclusion of Entrade, ATM and Intrac in 1999.

      With the dramatic change in the source of our revenue described in "REVENUES" above, came a corresponding change in the cost of our revenue. The cost of producing technology-consulting revenues is significantly lower than the cost of producing either media sales or cost recovery revenue. Therefore, with the bulk of revenue in the year ended September 30, 2000 derived from sources with higher costs of production, the total cost of revenue as a percentage of total revenue has grown dramatically in 2000 over 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $14.3 million, $5.3 million, and $140,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The increases from 1998 to 1999 and to 2000 were primarily due to an increase in the operations of Entrade, and the acquisitions of Entrade, ATM Service, Ltd., The Intrac Group and Real Quest, Inc. As the number of our employees grew to support our operations and those of our subsidiary companies, our general and administrative costs increased.

      Unless we are able to obtain additional financing, we will be unable to continue to pay these expenses.

      The increases from 1999 to 2000 were primarily due to the inclusion of the consolidated affiliated companies for the entire year, development of ATMcenter.com, development and launch of the NAIDirect.com website, severance agreements, and costs associated with the registration filing of the Company. Increases were in payroll and related costs of $5.8 million, professional fees of $1.4 million, consulting fees of $376,000, advertising and promotion expense of $754,000, travel and entertainment expense of $1.1 million and rent of $399,000.

      The increases from 1998 to 1999, excluding $1.6 million attributable to the operations of entrade.com, which was sold in September 1999, were primarily due to increases in payroll and related costs of $2.1 million, professional fees of $524,000, consulting fees of $372,000, software development expense of $366,000, travel and entertainment expense of $227,000 and rent of $118,000.

DEPRECIATION AND AMORTIZATION

      Amortization expense consists of amortization of goodwill and other intangible assets. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization was $1.5 million, $597,000 and $13,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The increase in depreciation and amortization in fiscal 2000 was primarily due to the amortization of goodwill of $1.1 million and $277,000 for the acquisitions of Intrac in July 1999 and Real Quest in September 1999, respectively. The increase in depreciation and amortization in fiscal 1999 was primarily due to goodwill amortization of $109,000 relating to The Intrac Group acquisition, and $430,000 relating to Entrade, which was sold in September 1999.

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

      The in-process technology acquired consist of four research and development projects. WWWX-Jencom discontinued development of these projects due to the lack of funds. The technologies acquired are VuCam, a remote-control real-time streaming video software; True Sound, a sound compression format; Student Network Application, an interactive web-based system designed to facilitate involvement in school activities and the flow of school-related information; and Power Broker, a communications and trading management program.

      The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing, and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features, and technical performance requirements.

WRITE-OFF OF INTANGIBLES

      We evaluate impairment of our intangible and long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 17, "Intangible Assets." In making such determination, management compares the estimated future cash flow performance, on an undiscounted basis, of the underlying operations or assets as compared with their carrying value to determine if any impairment charge is necessary. At September 30, 2000, we compared the estimated future cash flows from Intrac's known and consummated transactions with the carrying value of the goodwill recorded on this investment. As a result of the evaluation, we wrote-off the remaining unamortized goodwill related to Intrac totaling $3.9 million.

      During fiscal year 1999, we determined that the ATM Center System technology did not meet ATM Service, Ltd.'s current business model and decided that it would no longer use this technology to support its operations. We also determined that there was no value to the technology and recorded a charge to operations for the unamortized value of the technology of $5.6 million. In September 1999, ATM Service, Ltd. entered into a license agreement with entrade.com to use the Entrade Transaction Software to run the ATMcenter.com web sites.

LOSS FROM OPERATIONS

      During the year ended September 30, 2000, we incurred a loss from operations of $19.1 million compared with $13.9 million and $139,000 in the years ended September 30, 1999 and 1998, respectively. The increased loss is primarily the result of a $9 million increase in selling, general and administrative expenditures previously discussed, and a $1 million increase in depreciation and amortization expenses, offset by the non-recurring 1999 charges for the write-off of acquired in-process research and development costs of $3 million and the decrease in impairment of intangible assets of $1.7 million.
The increased loss from 1998 to 1999 is primarily the result of increased operations and the inclusion of our consolidated subsidiaries.

GAIN ON SALE OF SUBSIDIARY

      In September 1999, we completed the sale of Entrade to Artra Group resulting in a gain of $25.4 million. On the date of the closing, we received cash of $1.3 million and 1.8 million shares of Entrade common stock, which were valued at $29.5 million. Additionally, we received $1.3 million in funding for operations of Entrade from Artra for the period February 28, 1999 through September 23, 1999.

LOSS ON SALE OF INVESTMENT

      In fiscal year 2000, we raised working capital through the sale of shares of Entrade Inc. The shares, received as compensation from sale of a 90% owned subsidiary in 1999, were sold for prices ranging from $4.50 per share to $9.375 per share in the period May 2000 through August 2000. These prices, which reflected market transactions, were all less than our cost basis of $16.375 per share. The resulting loss from the sale of 225,000 shares of Entrade Inc. was $2.3 million. At September 30, 2000, we evaluated the financial position, results of operations, liquidity and capital resources, and the trend of the market price decline of Entrade Inc. We also considered the overall industry conditions in which Entrade Inc operates. Based upon our review, we believe that the decline in the market value of our investment in Entrade, Inc. is other than temporary. Accordingly, at September 30, 2000, we recorded an impairment loss of $19.8 million in the statement of operations and established at new cost basis of $3.8125 per share for our holdings in Entrade Inc.

IMPAIRMENT OF INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

      We continually evaluate the carrying value of our ownership interests in each of the companies in which we have interests for possible impairment based on the achievement of business plan objectives and milestones, the value of each ownership interest in each company relative to carrying value, the financial condition and prospects of each company, and other relevant factors.

      At September 30, 2000, we evaluated the carrying value of our ownership interest in VideoNet and InterCommerce China. Based on our review, we have recorded valuation adjustments of $2.4 million in the year ended September 30, 2000. At September 30, 1999, we evaluated the carrying value of our ownership interest in Vision Technologies, Inc. and WWWX-Jencom and recorded a valuation allowance of $1.1 million.

INTEREST EXPENSE

      Interest expense represents interest on our convertible debt and capital lease obligations. Interest expense was $67,000, $219,000 and $10,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

EQUITY INCOME (LOSS)

      Equity income (loss) represents our share of the earnings or losses of our investments accounted for under the equity method. In the year ended September 30, 2000, equity income (loss) is wholly attributable to WWWX-Jencom and represents our share of its loss until the carrying value of this investment was reduced to $0. In the year ended September 30, 1999, equity income (loss) includes $417,000 of goodwill amortization relating to the amount by which our carrying value exceeded our share of the underlying net assets of ATM Service, Ltd. and $800,000 of stock compensation earned by Warren Rothstein, the former Chairman of ATM and Intrac and our former Chairman, President and CEO, for listings provided to ATM Service, Ltd. The operations of ATM Service, Ltd. are included in our consolidated operations from July 23, 1999, the date which we acquired a controlling interest, through September 30, 1999. Additionally, our fiscal 1999 equity loss includes our share of the loss from WWWX-Jencom of $361,000.

AMORTIZATION OF DEBT ISSUANCE COSTS

      Deferred finance costs consist of expenses related to the issuance of the convertible debt agreements entered into in March 1999 and the convertible promissory note issued in August 2000. Amortization of debt issuance costs was $156,000, $155,000 and $80,000 for the years ended September 30, 2000, 1999 and
1998, respectively.

INTEREST INCOME

      Interest income represents interest on the Company's cash and cash equivalents, which are primarily invested in money market accounts. Interest income was $193,000, $56,000 and $10,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

INCOME TAX EXPENSE

      The deferred income tax benefit for the year ended September 30, 2000 of $6,863,000 principally results from the impairment loss recorded for the shares of Entrade Inc. A deferred tax liability for the same amount was created in prior year as a result of the initial investment in Entrade Inc.

NET INCOME (LOSS)

      For the year ended September 30, 2000, we had a net loss of $37.1 million, compared with net income of $1.6 million for the year ended September 30, 1999 and a net loss of $219,000 for the year ended September 30, 1998. The decrease in income resulted primarily from the impairment loss in the value of the Company's holdings in Entrade Inc., the realized losses on the sale of Entrade Inc. stock, the impairment of the goodwill recorded on the Intrac acquisition, the valuation adjustments in advances to other companies, and the increased operating loss, all of which have been previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

      During the three fiscal years ended September 30, 2000, 1999 and 1998, we funded our operations with a combination of cash proceeds from the sale of our common stock, our convertible debentures and our Entrade subsidiary. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $5.1 million from the sale of our convertible debentures. Proceeds from the sale of Entrade stock generated cash proceeds of approximately $1.4 million.

      Cash used in operations increased to $9.3 million in 2000 compared to $3.4 million in 1999, and $95,000 in 1998. The increased cash demand has been paid for almost entirely from cash flows from the financing activities mentioned above, a slight decrease in accounts receivable and a modest increase in net revenues being the only notable exceptions.

      Cash used in investing activities was $1 million in 2000 compared with $3.1 million in 1999 and $145,000 in 1998. The proceeds of $1.4 million from the sale of short-term investments offset the purchase of $314,000 of property and equipment.

      The Company's operations are not capital intensive and it has not incurred significant capital expenditures through September 30, 2000 and does not anticipate significant capital expenditures in fiscal 2001. There were no material capital asset purchase commitments at September 30, 2000.

      In fiscal 2000, holders of $865,000 in principal amount of the Company's 6% cumulative convertible debentures elected to convert into common stock. If the remaining debentures are not converted into common stock in accordance with the terms of the debentures, the Company will have to pay the remaining $125,000 principal amount plus interest and related costs to the remaining holders.

      We believe that cash and cash equivalents on hand at September 30, 2000 will be adequate to fund the Company's current operating needs at current levels through approximately May 2001. In order to continue its operations, the Company will need additional cash resulting from future equity offerings or other debt financing. We anticipate extending the maturity date of the $3.6 million convertible loan due on September 1, 2001, however there can be no assurance that we will be able to do so.

      We believe that raising additional capital will be difficult and that sources of additional financing for the Company are limited at this time. If we are able to obtain additional financing, the interests of our existing shareholders may be diluted, and we are unable to predict the amount of such possible dilution.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc. which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. From September 30, 2000 through January 10, 2001, the aggregate value of our Entrade stock has fluctuated from a low of $787,500 on December 26, 2000 to a high of $5.3 million on October 2, 2000. A 20% decrease in equity prices would result in an approximate $1.2 million decrease in the fair value of our holdings of our Entrade stock at September 30, 2000. The value of our holdings may continue to fluctuate. We have not attempted to reduce or eliminate our market exposure on our holdings.

      We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $5,000 increase in interest income.

      We also have issued fixed-rate debt, which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of September 30, 2000, $865,000 in principal amount of the convertible debentures have been converted into common stock and $125,000 in principal amount remains outstanding. In addition, we have a $3.6 million convertible loan due on September 1, 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and related documents that are filed with this report are listed in Item 14 of this report on Form 10-K.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              MANAGEMENT

      Our directors and executive officers are currently as follows:

NAME                  AGE    POSITION

Carol C. Knauff       52     Chairman, President and Chief Executive Officer
R. Bruce Richardson   53     Chief Financial Officer
Nahum G. Shar         62     Assistant Secretary and Assistant Treasurer

      CAROL C. KNAUFF has been our Chairman since August 28, 2000 and our President and Chief Executive Officer since September 1, 2000. From March 2000 to August 2000, Ms. Knauff was an independent consultant engaged in various assignments; from December 1998 to March 2000, Ms. Knauff was Vice President, Consumer Product Management, for AT&T Corporation ("AT&T"); from December 1995 to December 1998, Ms. Knauff was Vice President, Global Consumer Markets, for AT&T. Ms. Knauff received her bachelor's degree from Penn State University in 1969 and masters degrees in engineering management and business administration, respectively, from the University of Missouri and Fairleigh Dickinson University in 1978.

      R. BRUCE RICHARDSON has been our Chief Financial Officer since October 1, 2000. From April 1999 to April 2000, Mr. Richardson was Chief Executive Officer of iOnet Solutions, Inc., a company which he co-founded; from May 1995 to March 1998, he was a Client Partner of AT&T Solutions, a division of AT&T of which he was also a founder. Mr. Richardson received his bachelor's degree from Pittsburgh State University in 1970.

      NAHUM G. SHAR has been our Assistant Secretary and Assistant Treasurer since August 28, 2000. Mr. Shar provides consulting services to both us and ATM pursuant to oral consulting agreements and is not an employee of either the Company or any of our subsidiaries. Mr. Shar is also a director of Pentland USA Inc. ("Pentland"), a position that he has held since November 1998. From 1994 to 1997, Mr. Shar was Chairman and President of Pentland. Mr. Shar received his degree as a chartered accountant (CPA) from the University of Capetown, South Africa, in 1967.

NUMBER OF DIRECTORS

      Our certificate of incorporation requires that we have not less than three and no more than five directors, as determined by our stockholders. On December 27, 2000, the Board of Directors accepted the resignations of Thomas Settineri and Ronald Tobia as directors of the Company. Since December 27, 2000, we have had only one director. Mr. Tobia retains the 150,000 options that were granted to him in consideration for his services as a director. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Under the terms of the Agency Agreement between us and D.H. Blair Investment Banking Corp., dated May 26, 1999, D.H. Blair was given the right to appoint one of our directors, however, to date, D.H. Blair has not exercised that right. Management expects that these vacancies will be filled as soon as acceptable candidates can be identified.

      Carol C. Knauff joined our Board on August 22, 2000. We intend to seek stockholder consent to amend the certificate of incorporation and bylaws in order to give our Board the right to determine the size of the Board of Directors, to consist of not less than three nor more than nine directors, and to appoint additional outside directors to the current Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

      We have  established two committees of our Board of Directors:  an audit
committee  and  a  compensation  committee.   The  basic  functions  of  these
committees are summarized below.

      COMPENSATION COMMITTEE. The Compensation Committee is authorized to review and make recommendations to the Board of Directors on all matters regarding the remuneration of its executive officers, including the administration of the compensation plans of the Company. Robert Kohn, our former Chairman, Chief Executive Officer and President, served as the sole member of the compensation committee from August 12, 1999 until his resignation from all his positions on September 23, 1999. From December 1999 until his resignation as a member of the Board of Directors on August 24, 2000, the sole member of this committee was William Weld. Mr. Weld's position on this committee has not yet been filled, although the board intends to do so during the current fiscal year. The Compensation Committee did not hold any meetings during fiscal year 2000 and all decisions of the Compensation Committee for the fiscal year were relegated to the full Board of Directors.

      AUDIT COMMITTEE. The Audit Committee is responsible for making recommendations to the Board of Directors as to the selection of the independent auditors of the Company, maintaining communication between the Board of Directors and the independent auditors, reviewing the annual audit report submitted by the independent auditors, and determining the nature and extent of issues, if any, presented by such audit warranting consideration by the Board of Directors. Robert Kohn also served as the sole member of this committee from August 12, 1999 until his resignation from all his positions on September 23, 1999 and, from December 1999 until his resignation as a member of the Board of Directors on August 24, 2000, the sole member of this committee was William Weld. Mr. Weld's position on this committee has not yet been filled, although the board intends to do so during the next year. The Audit Committee did not hold any meetings during fiscal year 2000 and all decisions of the Audit Committee for the fiscal year were relegated to the full Board of Directors.

DIRECTOR COMPENSATION

      Directors who are also our employees or employees of our subsidiaries receive no additional compensation for their services as Directors. Directors who are not our employees will not receive a fee for attendance at meetings of the Board of Directors, but they will be reimbursed for their out-of-pocket expenses in connection with their activities as Directors. Our outside Directors have also been granted stock options as consideration for their services.

ITEM 11.   EXECUTIVE COMPENSATION

      The table below summarizes information concerning the total compensation for the fiscal year ended September 30, 2000 for our Chief Executive Officers and the four most highly compensated other executive officers or employees of the Company or its subsidiaries (the "Named Persons").


                           SUMMARY COMPENSATION TABLE

                                                   BONUS/       LONG-TERM
NAME AND                                           SEVERANCE/   COMPENSATION
PRINCIPAL POSITION                YEAR   SALARY    OTHER           AWARDS

Warren Rothstein
Interim Chairman, President and
CEO from September 23, 2999 to
April 26, 2000 (1)                2000    $390,048  $ 42,483           N/A

Gerard T. Drumm
Interim President and CEO from
April 26, 2000 to August 24,
2000 (2)                          2000    $108,173  $255,760         200,000

Thomas A. Settineri Acting
President from August 24, 2000
to August 31, 2000; Director
from September 23, 1999
to December 27, 2000 (3)          2000    $375,000  $ 52,829       1,500,000

Carol C. Knauff
Chairman, President and CEO from
September 1, 2000 to the present
(4)                               2000    $ 12,308      $0         5,000,000

Allan M. Cohen
Vice President, General Counsel
and Director from October 1999
to August 24, 2000 (5)            2000    $127,244   $87,500         250,000

John T. Banigan
Executive Vice President and
Chief Financial Officer from
January 2000 to August 24, 2000
(6)                               2000    $114,558    $153,750       250,000

G. David Rosenblum
Vice President and General
Counsel for ATM and Intrac from
March 6, 2000 to August 28, 2000
and General Counsel for the
Company from August 28, 2000 to
the present (7)                   2000    $168,711    $ 50,000       500,000

Gary K. Levi
Secretary/Treasurer of the
Company from August 24, 2000 to
December 29, 2000;
President and COO of ATM and
Intrac (8)                        2000    $204,167    $ 25,897     1,500,000

(1) Mr. Rothstein's compensation was paid by ATM as a management fee. The Company also paid for certain expenses on Mr. Rothstein's behalf during fiscal year 2000, including automobile expenses and insurance.

(2) Mr. Drumm's annual base salary for fiscal year 2000 was $225,000. In addition, pursuant to his employment contract, Mr. Drumm received a signing bonus in the amount of $75,000 upon the commencement of his employment in March 2000, options to purchase 200,000 shares of our common stock at $5.15 per share, an advance against his annual performance bonus in the amount of $12,010. Upon the termination of his employment on August 24, 2000, he received a severance payment in the amount of $168,750 and his options were re-priced at $0.75 per share.

 (3) Mr. Settineri's annual base salary for fiscal year 2000 was $400,000, which was paid by ATM and Intrac. On August 28, 2000, Mr. Settineri was granted options to purchase up to 1,500,000 additional shares of our common stock at $0.75 per share, of which the options with respect to 1,000,000 vested immediately and the balance will vest if and when the bid price for our common stock on the open market reaches or exceeds $3.50 per share and remains at or above such price for a period of 30 consecutive trading days. The Company also paid for certain expenses on Mr. Settineri's behalf during fiscal year, including automobile expenses and insurance.

(4) Ms. Knauff's annual base salary for fiscal year 2000 was $200,000. On August 28, 2000, Ms. Knauff was awarded options to purchase up to 5,000,000 shares of our common stock at $0.40 per share. See "Employment Agreements and Termination of Employment and Change in Control Arrangements."

(5) Mr. Cohen's annual base salary for fiscal year 2000 was $175,000. In addition, Mr. Cohen received a options to purchase 250,000 shares of our common stock at $2.69 per share. Upon the termination of his employment on August 24, 2000, he received a severance payment in the amount of $87,500 and his options were re-priced at $0.75 per share. We retained Mr. Cohen as a consultant to the Company for two months following the termination of his employment and paid him a consulting fee of $16,667 per month.

(6) Mr. Banigan's annual base salary for fiscal year 2000 was $185,000. In addition, upon the commencement of his employment in February 2000, Mr. Banigan received a signing bonus in the amount of $15,000 and options to purchase 250,000 shares of our common stock at $5.65 per share. Upon the termination of his employment on August 24, 2000, he received a severance payment in the amount of $138,750 and his options were re-priced at $0.75 per share.

(7) Mr. Rosenblum's annual base salary for fiscal year 2000 was $225,000. On August 28, 2000, Mr. Rosenblum was awarded options to purchase up to 500,000 shares of our common stock at $0.75 per share. See "Employment Agreements and Termination of Employment and Change in Control Arrangements." Mr. Rosenblum's compensation also included an automobile allowance and reimbursement and/or an allowance for overnight lodging and/or housing expenses in Tarrytown, New York, during the period from March 2000 through November 2000.

(8) Mr. Levi's annual base salary for fiscal year 2000, which was paid by ATM, was $200,000. On August 28, 2000, Mr. Levi was granted options to purchase up to 1,500,000 shares of our common stock at $0.75 per share of which the options with respect to 1,000,000 shares vested immediately and the balance will vest if and when the bid price for our common stock on the open market reaches or exceeds $3.50 per share and remains at or above such price for a period of 30 consecutive trading days. The Company also paid for certain expenses on Mr. Levi's behalf during fiscal year 2000, including automobile expenses and insurance.

STOCK OPTIONS GRANTED FOR LAST FISCAL YEAR

      Set forth below is information on grants of stock options under the 1999 Equity Compensation Plan and 2000 Equity Option Plan for the fiscal year ended September 30, 2000 to persons included in the foregoing Summary Compensation Table.


                              NUMBER OF        % OF TOTAL
                              SECURITIES     OPTIONS GRANTED   EXERCISE
                              UNDERLYING     TO EMPLOYEES IN   PRICE PER   EXPIRATION
   NAME AND GRANT DATE     OPTIONS GRANTED        2000           SHARE        DATE

Allan Cohen                      250,000         0%        $2.69(1)       August 26, 2009
granted August 26, 1999

Gerard T. Drumm                  200,000         2%        $5.15(1)       March 20, 2010
granted March 20, 2000

John T. Banigan                  250,000         2%        $5.65(1)       March 20, 2010
granted March 20, 2000

Carol C. Knauff                5,000,000        47%        $0.40          October 10, 2010
granted October 10, 2000

Thomas Settineri               1,500,000        14%        $0.75          October 10, 2010
granted October 10, 2000

Gary Levi                      1,500,000        14%        $0.75          October 10, 2010
granted October 10, 2000

G. David Rosenblum               500,000         5%        $0.75          October 10, 2010
granted October 10, 2000


(1) These options were re-priced at $0.75 per share on August 24, 2000 in connection with the termination of each optionee's employment. See "Summary of Executive Compensation."

Option Exercises

No options were exercised during fiscal year 2000.

Pension and Retirement Plans

We do not have any pension or retirement plans for the benefit of our employees and no benefits are payable upon retirement to any of our employees.

401K PLAN

We have a defined contribution plan that covers all of our employees. Participants may contribute 1% to 15% of pre-tax compensation. We may make discretionary contributions to the plan but have never done so.

1999 EQUITY COMPENSATION PLAN

      Our Board of Directors adopted our 1999 Equity Compensation Plan on August 12, 1999, subject to the approval of our stockholders. However, the adoption of the 1999 Plan has not yet been submitted to our stockholders for approval. The purpose of our 1999 Equity Compensation Plan was to reward, attract and retain the best available personnel for positions of substantial responsibility, to provide an additional incentive to our employees, directors and consultants and to promote the success of our business. The 1999 Equity Compensation Plan provided for the issuance to our employees, non-employee directors and advisors and consultants of shares of common stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock.

      A total of 3,860,000 shares have been reserved under our 1999 Equity Compensation Plan. A total of 2,330,000 options were granted by our Board of Directors under the 1999 Plan. However, as of September 30, 2000, only 1,240,000 of the options granted under the 1999 Plan remained outstanding, with the remainder having terminated under the terms of the 1999 Plan. The 1999 Plan will be submitted to our stockholders for approval at the next annual stockholders meeting or by consent of stockholders in lieu of a meeting. Because the 1999 Plan was not approved by the stockholders within 12 months following its adoption, if the Plan is approved by the stockholders, all of the options that were granted under the 1999 Plan and remain outstanding will be deemed to be non-qualified stock options. No additional stock options or restricted shares will be issued under the 1999 Equity Compensation Plan. The major features of the 1999 Plan are summarized below. The description provided below is qualified in its entirety by reference to the actual 1999 Plan, a copy of which was filed as an Exhibit to the Amended Registration Statement on Form 10 filed with the SEC on June 12, 2000.

      The 1999 Plan contains customary provisions with respect to adjustments for stock splits and similar transactions. If any stock option granted under the 1999 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new stock options.

      Options have maximum terms of ten years from the grant date. Options are not assignable or transferable other than by will or by the laws of inheritance. Options may be exercised only by the optionee. The optionee has no rights with respect to shares of Common Stock underlying the options until the options are exercised and the option price is paid for the purchased shares. The Board of Directors is authorized to cancel outstanding options in return for the grant of new options, stock or cash. The Common Stock issuable to an optionee pursuant to the 1999 Plan are, prior to an initial public offering, subject to a right of first refusal by the Company and then to the shareholders of the Company. The 1999 Plan terminates on August 12, 2009. If the Company is acquired by merger, consolidation or asset sale, or there is a hostile change in control, each option granted under the plan may be accelerated, and all unvested shares issued thereunder become immediately vested.

2000 EQUITY OPTION PLAN

      Our Board of Directors adopted our 2000 Incentive Stock Plan on October 10, 2000. The purpose of our 2000 Incentive Stock Plan, which provides for the grant of incentive stock options, non-qualified stock options and restricted stock to our employees, non-employee directors and advisors and consultants, is to reward, attract and retain the best available personnel for positions of substantial responsibility, to provide an additional incentive to our employees, directors and consultants and to promote the success of our business.

      A total of 12,912,400 shares have been reserved under our 2000 Incentive Stock Plan. To date, 9,475,000 options have been granted under the Plan. The Plan will be submitted to the stockholders for approval at the next annual meeting of the stockholders or by consent of stockholders in lieu of a meeting. If the Plan is not approved by the stockholders within twelve months from the date of its adoption, all of the options that were granted under the 2000 Plan will be deemed to be non-qualified stock options.

      To date, our 2000 Incentive Stock Plan has been administered by our Board of Directors. However, the Board of Directors intends to appoint one or more members to its compensation committee to administer the 2000 Plan in the future. Subject to the provisions of the 2000 Plan, the Board of Directors or the compensation committee has the authority to determine to whom stock options and restricted stock awards will be granted and the terms of any such grant, including the number of shares subject to, the exercise price and vesting provisions of the award. The option price per share of the common stock under the 2000 Plan will be determined by the Board of Directors or the compensation committee at the time of each grant, provided, however, that the exercise price per share of any incentive stock option may not be less than the fair market value of our common stock at the time of the grant of such option. In addition, if any person possessing more than 10% of the voting power of all classes of our outstanding capital stock is granted incentive stock options, the exercise price per share must equal at least 110% of the fair market value of our common stock on the grant date and the term of the option may not exceed five years. The major features of the 2000 Plan are summarized below. The description provided below is qualified in its entirety by reference to the actual 2000 Plan, a copy of which is attached hereto as Exhibit No. 10.73.

      Options have maximum terms of ten years from the grant date. Options are not assignable or transferable other than by will or by the laws of inheritance. Options may be exercised only by the optionee. The optionee has no rights with respect to shares of Common Stock underlying the options until the options are exercised and the option price is paid for the purchased shares. The Board of Directors is authorized to cancel outstanding options in return for the grant of new options, stock or cash. The 2000 Plan terminates on October 10, 2010.

      Payment for the exercise of an option may be made by cash, check or any other instrument as the compensation committee may accept, including, at the discretion of the Board of Directors or the compensation committee, unrestricted shares of our common stock.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      On December 31, 1998, we entered into a Shareholders Agreement with ATM Services, Ltd. and Warren Rothstein in connection with the formation of ATM, which was amended by the parties on July 7, 1999. The December 1, 1998 Shareholders Agreement was terminated as of September 30, 2000 in connection with Mr. Rothstein's resignation as the Chairman of ATM and Intrac and the relinquishment of his equity interest in ATM. We entered into a new Shareholders Agreement, effective as of September 30, 2000, with ATM and Thomas Settineri and Gary Levi, who are currently the only other shareholders of ATM. See "ATM Shareholders Agreement."

      In August 2000, we entered into a three-year employment agreement with Carol C. Knauff, whereby she agreed to serve as our Chairman, President and Chief Executive Officer, commencing September 1, 2000. Ms. Knauff's compensation includes an annual base salary of $200,000, an annual bonus to be determined by our Board of Directors and an option to purchase up to 5 million shares our common stock at an exercise price of $0.40 per share. The option vests as follows: 500,000 shares immediately, 1,000,000 shares at the end of the first 12 months of employment, and the balance at the end of 5 years of employment, or sooner, based upon the price of our common stock on the open market, in accordance with the following schedule:

      BID PRICE        NUMBER OF OPTION SHARES
      ---------        -----------------------
        $1.50              1,000,000
        $2.25              1,000,000
        $3.00              1,000,000
        $4.50                500,000

      Ms. Knauff has agreed not to compete with us during her employment and for one year after her termination or the expiration of the employment agreement.

      In November 2000, we entered into a three-year employment agreement with
R. Bruce Richardson, effective as October 1, 2000, whereby he agreed serve as our Chief Financial Officer. Mr. Richardson's compensation includes an annual base salary of $150,000, an annual bonus to be determined by the Board of Directors and options to purchase 500,000 shares of our common stock at an exercise price of $0.75 per share, which was greater than the closing price of our common stock on the date of the grant. One-half of the option vested immediately and the balance will vest at the end of one year of employment.

      In February 2000, we entered into a five-year employment agreement with G. David Rosenblum, whereby he agreed to serve as Vice President and General Counsel for ATM and Intrac and to perform such other duties and responsibilities as were assigned to him by our Chairman and President, commencing March 6, 2000. Mr. Rosenblum's employment contract was terminated by the Company on May 4, 2000, however, Mr. Rosenblum's employment as Vice President and General Counsel for ATM and Intrac continued from that date until August 28, 2000. On August 28, 2000, we reinstated our employment contract with Mr. Rosenblum in full, retroactive to May 4, 2000, and appointed Mr. Rosenblum as our General Counsel. Mr. Rosenblum's compensation under his employment agreement includes a signing bonus of $50,000, an annual base salary of $225,000, which increased to $250,000 effective as of January

1, 2001, an annual bonus of not less than $35,000. On August 28, 2000, the Board of Directors determined to award Mr. Rosenblum an option to purchase 500,000 shares of our common stock at an exercise price of $0.75 per share, which was greater than the closing price of our common stock on the date of the grant.
All of Mr. Rosenblum's options vested immediately upon the date of the grant. Mr. Rosenblum has agreed not to compete with us during his employment and for one year after his termination or the expiration of his employment agreement.

      In July 1999, ATM Service, Ltd. and The Intrac Group, Ltd. each entered into a ten-year employment agreement with Thomas A. Settineri. Under these employment agreements, ATM and Intrac, each agreed to employ Mr. Settineri as its President and Chief Executive Officer and to jointly pay him an annual salary of $400,000. Mr. Settineri may not compete with us or our subsidiaries while employed by us. In addition, if Mr. Settineri's employment is terminated before July 23, 2004 by Mr. Settineri with cause, or by ATM or Intrac without cause, or without cause but with a mutually agreed upon severance package, Mr. Settineri is restricted from competing in any way with us or our subsidiaries until July 23, 2004.

      In July 1999, ATM Service, Ltd. and The Intrac Group, Ltd. also each entered into a ten-year employment agreement with Gary K. Levi. Under these employment agreements, ATM and Intrac, each agreed to employ Mr. Levi as its Chief Operating Officer and to jointly pay him an annual salary of $200,000. Mr. Levi may not compete with us or our subsidiaries while employed by us. In addition, if Mr. Levi's employment is terminated before July 23, 2004 by Mr. Levi with cause, or by ATM or Intrac without cause, or without cause but with a mutually agreed upon severance package, Mr. Levi is restricted from competing in any way with us or our subsidiaries until July 23, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Robert Kohn, our former Chairman, Chief Executive Officer and President, served as the sole member of the compensation committee from August 12, 1999 until his resignation from all his positions on September 23, 1999. Mr. Kohn served as the sole director and Chief Executive Officer of Entrade, one of our subsidiaries, from February 1999 to September 23, 1999, when Entrade was sold. Prior to the appointment of Mr. Kohn to the compensation committee, the Board of Directors set the compensation of our officers including those executive officers on the Board. During our fiscal year ended September 30, 1999, our Board of Directors consisted, for the first half of the year, of only two Directors, Robert Kohn and Bjorn Koritz. Mr. Koritz served as a Director and our Secretary and General Counsel until he resigned all his positions on June 23, 1999. Allan Cohen and Michael Norton were appointed to the Board of Directors on June 23, 1999 and served until August 24, 2000. Currently there are no persons appointed to the compensation committee and its functions are being carried out by the full board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

      The following table sets forth information known to us with respect to beneficial ownership of our common stock as of December 29, 2000 for:

      - each person known by us to beneficially own 5% or more of our outstanding common stock;

      -     each of our directors and executive officers;

      - each executive officer and employee named in the summary compensation table; and

      -     all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the approximate percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 29, 2000 are deemed outstanding. Percentage of beneficial ownership is based upon 38,915,583 shares of common stock outstanding at December 29, 2000 and shares subject to options or warrants that are currently exercisable or exercisable within 60 days of December 29, 2000. To our knowledge, except as set forth in the footnotes to this table, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

                               NUMBER OF SHARES     PERCENT BENEFICIALLY
                              BENEFICIALLY OWNED            OWNED
OFFICERS AND DIRECTORS
Carol C. Knauff                      500,000(1)                1%
R. Bruce Richardson                  250,000(1)               (7)
Nahum G. Shar                        300,000(1)               (7)
Thomas A. Settineri                1,750,000(2)                4%
Gary K. Levi                       1,250,000(3)                3%

EMPLOYEES

G. David Rosenblum                   500,000(1)                1%

ALL DIRECTORS AND EXECUTIVE        4,050,000(4)                8%
OFFICERS AS A GROUP (PERSON)

FIVE PERCENT
STOCKHOLDERS
D.H. Blair Investment              7,264,967(5)               16%
Banking Corp.
44 Wall Street, 2nd Floor
New York, NY  10005

JenCom Digital Technologies LLC
18 W. 18th Street, #1000           3,094,927(6)                7%
New York, NY 10011

(1) c/o WorldWide Web NetworX Corporation, 521 Fellowship Road, Mt. Laurel, NJ 08054. Consists entirely of immediately exercisable options for shares of common stock.
(2) c/o ATM Service, Ltd., 424 Madison Avenue, NY 10017. Includes 750,000 shares of common stock held by Mr. Settineri and immediately exercisable options for 1,000,000 shares of common stock.
(3) c/o ATM Service, Ltd., 424 Madison Avenue, NY 10017. Includes 250,000 shares of common stock held by Mr. Levi and immediately exercisable options for 1,000,000 shares of common stock.
(4) Includes 1,000,000 shares of common stock held by Thomas Settineri and Gary Levi and immediately exercisable options for 3,050,000 shares of common stock held by Thomas Settineri, Gary Levi, Carol C. Knauff, R. Bruce Richardson and Nahum Shar.
(5) Includes 2,000,000 shares of common stock held by D.H. Blair Investment Banking Corp. ("D.H. Blair"); immediately exercisable warrants for 214,967 shares of common stock held by D.H. Blair; immediately exercisable warrants for 250,000 shares of common stock held by VentureTek L.P., a related party; and an immediately convertible note for 4,800,000 shares held by Blair Ventures-Fund I, Inc., a related party. Does not include warrants for 150,000 shares of common stock held by Engex, Inc., a closed-end mutual fund whose investment advisor is an affiliate of D.H. Blair; warrants exercisable for 255,000 shares of common stock held by officers and employees of D.H. Blair; or shares to which D.H. Blair claims entitlement as a result of our failure to file a registration statement covering the 2,000,000 shares of common stock purchased by D.H. Blair in March 1999.
(6) Includes 2,403,302 shares of common stock held by Jencom Digital Technologies Inc. ("Jencom Digital"), 265,550 shares of common stock held by Henry Kauftheil, the President of Jencom Digital and 426,075 shares of common stock held by The TechDepartment.com Inc., an affiliate of ICES. Does not include the 905,073 shares of our common stock that were transferred by JenCom Digital to other shareholders of JenCom Digital in May 2000.
(7) Less than 1%.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       ROBERT KOHN RELATED-PARTY TRANSACTIONS. This section describes a number of transactions in which WorldWide Web NetworX Corporation or one of its subsidiaries was a party and in which Robert Kohn, our former Chairman, President and Chief Executive Officer, had a direct or indirect material interest.

ROBERT KOHN'S POSITIONS

      Robert Kohn held the following positions, relationships and ownership interests during the periods indicated:

      - Director of WorldWide Web NetworX Corporation from May 8, 1998 to September 23, 1999 and President and Chief Executive Officer of WorldWide Web NetworX Corporation from May 18, 1998 to September 23, 1999;

      - The holder of more than 5% of the common stock of WorldWide Web NetworX Corporation from May 1998 to the present;

      - A strategic planner of business development for marketing and sales of PECO Energy Company from February 1996 to March 1, 1999;

      -  The President of BarterOne, LLC, from its formation to its dissolution;

      - The owner of an option to acquire a 4.5% membership interest in BarterOne, LLC which was granted to Mr. Kohn by PECO Energy Company in exchange for salary and other compensation concessions;

      - A 33-1/3% owner of Positive Asset Remarketing, Inc. with a right to receive 50% of its interest in AssetTRADE.com, Inc.;

      - An employee of Artra Group Incorporated from February 23, 1999 to September 23 1999, at which time his employment agreement was assigned to Entrade Inc;

      - A holder of options exercisable for 1,000,000 shares of Entrade Inc. common stock at a price of $2.75 per share;

      - President and Chief Executive Officer of AssetTRADE.com, Inc. from December 1998 to May 2000; and brother to Marlene Goss, a principal of EduNEXT.

 OTHER PARTIES

       The other parties involved in the transactions described in this section include the following entities:

      - PECO Energy Company: an electric and natural gas service provider in southeastern Pennsylvania;

      -  Energy Trading Company: a wholly owned subsidiary of PECO Energy;

      - BarterOne, LLC: a limited liability company which was incorporated in Delaware in 1997 as a joint venture between Energy Trading Company and Global Trade Group to serve as PECO Energy's Internet development unit. BarterOne did business as entrade.com and was dissolved in 1999;

      - Positive Asset Remarketing, Inc.: a company providing asset recovery services to global customers;

      - entrade.com, Inc.: a subsidiary of Entrade, which we sold to Artra Group Incorporated in a transaction which closed on September 23, 1999;

      - AssetTRADE.com, Inc.: a provider of traditional off-line asset recovery, disposal and marketing with Internet-based asset recovery, inventory management and on-line auctions for large industrial and commercial organizations.

TRANSACTIONS BEFORE THE SALE OF ENTRADE

WORLDWIDE WEB NETWORX CORPORATION PURCHASED 51% OF BARTERONE FROM ENERGY TRADING COMPANY

      In December 1998, we acquired from Energy Trading Company, its 51% membership interest in BarterOne, LLC for consideration of $480,000 and 416,666 shares of our common stock. As a result of the September 23, 1999 closing of our sale of Entrade to Artra, and pursuant to the acquisition agreement, PECO Energy Company returned its certificate representing 416,666 of our shares and we issued to PECO a certificate representing 73,450 of our shares valued at $1.00 per share or $73,450 in the aggregate. To enable us to acquire the 51% membership interest of Energy Trading Company in BarterOne, Mr. Kohn returned his option to purchase 4.5% of BarterOne. As consideration for the return of this option, we agreed to issue to Mr. Kohn 475,000 shares of our common stock valued at $1.00 per share or $475,000 in the aggregate.

WORLDWIDE WEB NETWORX CORPORATION PURCHASED ORBIT SYSTEM AND ASSETTRADE.COM INTEREST FROM POSITIVE ASSET REMARKETING

      In January 1999, we purchased, for 3,500,000 shares of our common stock valued at $1.00 per share or $3,500,000 in the aggregate, assets from Positive Asset Remarketing including all the rights of

Positive Asset Remarketing under a license from BarterOne to the ORBIT System Software and 25% of AssetTRADE.com, Inc.'s common stock.

WORLDWIDE WEB NETWORX CORPORATION PURCHASED ATM SOFTWARE/METHODOLOGIES FROM POSITIVE ASSET REMARKETING.

      In February 1999, we purchased, for 3,500,000 shares of our common stock, valued at $1.50 per share or $5,250,000 in the aggregate, and the sum of $750,000 cash, all of Positive Asset Remarketing's rights to the ATM System which included proprietary banking and trade operations that establish on-line electronic trading and commerce functions.

WORLDWIDE WEB NETWORX CORPORATION SALE OF ENTRADE INC. TO ARTRA GROUP
Incorporated

      In February 1999, we entered into a merger agreement with Artra for the sale of our Entrade Inc. subsidiary. Our Entrade subsidiary contained the following assets:

      - our 25% interest in the Class A voting shares of AssetTRADE.com, Inc.;

      -     our 100% membership interest in BarterOne, LLC;

      -     a non-customized version of the ORBIT System;

      - a new entrade.com transaction software that was developed by entrade.com; and

      -     other assets of our subsidiary Entrade

      In connection with this transaction, we received the following consideration:

            -     $800,000 in cash;

            -     a $500,000 promissory note which has since been paid;

            - 1,800,000 shares of the outstanding equity securities of Entrade; and

            - $1,302,000 in funding of Entrade's operations from the date of the merger agreement through its consummation.

      In connection with the sale of our Entrade subsidiary to Artra, on February 23, 1999, the following person entered into agreements with Artra or an entity affiliated with Artra:

      - Robert D. Kohn entered into a three-year employment agreement with Artra, at an annual salary of $165,000. He also received an option to purchase 1,000,000 shares of Artra stock at an exercise price of $2.75 per share. Mr. Kohn also agreed during the term of the employment agreement and for an additional period of one year after termination or expiration, unless terminated because of a change in business purpose, that neither he nor any corporation or entity in which he may be interested will at anytime engage in any competitive business or solicit, hire or contract for services or employ any of the executives of Artra.

      - Robert D. Kohn entered into a non-competition agreement with the new Entrade or its successor for a four-year term after the closing of the sale of Entrade to Artra.

      - Robert D. Kohn entered into a non-qualified stock option agreement whereby Artra granted Mr. Kohn an option to purchase any part or all of 1,000,000 shares of Artra's common stock at an exercise price of $2.75 per share subject to vesting as follows: one-third on December 1, 1999, one-third on February 18, 2000 and one-third on February 18, 2001.

TRANSACTIONS AFTER THE SALE OF ENTRADE

entrade.com Software License

      In September 1999, our subsidiary, ATM Service, Ltd. licensed from entrade.com, Inc., pursuant to the non-exclusive software license agreement, dated September 23, 1999, the entrade.com software which we sold in connection with our sale of our Entrade subsidiary. ATM Service, Ltd. paid a one-time licensing fee consisting of $1,500,000 in trade credits to entrade.com. Pursuant to the license agreement, entrade.com also agreed to host ATM's web sites and to maintain and support the software, however, entrade.com no longer provides these services. We have copies of the source code and the object code for this software, and we have made other arrangements for hosting the ATMcenter.com websites in December 2000 and intend to make other arrangements for maintenance and support as well.

EDUNEXT

      We entered into an agreement with Marlene A. Goss and Fern Entrekin dated as of June 13, 1998. Ms. Goss is the sister of Robert Kohn. Ms. Goss and Ms. Entrekin developed an educational program to provide solutions to schools to build learning communities. The agreement contemplated the formation of a subsidiary of the Company, to be named EduNEXT, and the development of related web sites.

      We agreed to acquire the educational program in exchange for the following:

      -     $50,000 of our stock, at $2.50 per share, to be paid as follows:
            10,000 shares to be delivered upon the execution of the agreement and an additional 10,000 shares to be delivered one year from the execution of the agreement; and

      - $53,500 in working capital with $15,000 to be paid immediately upon execution of the agreement and weekly payments totaling $38,500 for the remainder of the $53,500.

      We issued 20,000 shares, valued at $20,000 or $1.00 per share, and paid $31,500 to Ms. Goss pursuant to this agreement. The parties subsequently determined not to proceed with this transaction.

VISION TECHNOLOGIES

      In April and August 1999, we invested $850,000 directly and $350,000 through WWWX-Jencom, LLC in Vision Technologies, Inc. At the time of the investments, Mr. Bjorn Koritz, our then Vice President, General Counsel, Secretary and a Director, was a Director of Vision, its General Counsel and a holder of 10% of Vision's common stock.

D.H. BLAIR AND JENCOM

      As a condition to a stock purchase agreement with D.H. Blair Investment Banking Corp., dated March 4, 1999, to purchase 2,000,000 shares of our common stock, D.H. Blair required that we invest in and execute a definitive agreement with JenCom Digital Technologies, LLC to acquire a 50% interest in technology assets of JenCom, described in "Item 1. Business--WWWX-Jencom, LLC and InterCommerce China, LLC--JenCom Products," which resulted in our current ownership interest in WWWX-Jencom, LLC. Affiliates of D.H. Blair own interests in International Commerce Exchange Systems, Inc., an indirect parent of JenCom Digital Technologies, LLC, and a member of InterCommerce China, LLC.

INTERCOMMERCE CHINA, LLC

      Pursuant to the operating agreement of InterCommerce China, LLC, eight individuals, including Warren Rothstein and Allan M. Cohen, each have the option to purchase a 0.625% interest in InterCommerce China. The option becomes exercisable upon the public issuance of any class of securities of InterCommerce China, at an exercise price equal to 30% of the fair market value of the option interest as of the date of the operating agreement.

RELATIONSHIPS WITH AND AMONG ENTRADE, ENTRADE.COM, ATM SERVICE, LTD. AND THE INTRAC GROUP LTD.

      entrade.com provided technical consulting services totaling $83,000 to ATM for fiscal 2000. At September 30, 2000, $62,000 was due to entrade.com from ATM.

      Entrade provided various services to us during fiscal 2000 totaling $27,641. At September 30, 2000, we owed Entrade the sum of $11,969 for these services, subject to various offsets.

      In addition to the $3,943,000 that we loaned to ATM, of which $10,000 was repaid in August 2000, we have provided services and made payments on behalf of ATM totaling $371,000 during the period from July 23, 1999 through December 31, 2000.

      ATM and Intrac made payments on behalf of the other during fiscal 2000. At September 30, 2000, The net amount due from Intrac to ATM was $879,000 and $1,058,000 at September 30, 2000 and 1999, respectively. These advances are eliminated in our consolidated financial statements.

      The following of our officers and directors have or have had the following management positions with, and economic interests in, ATM and Intrac:

      Thomas Settineri, who was a director of the Company during the period from September 23, 2000 to December 27, 2000, has also been a director and President and Chief Executive Officer of each of ATM and Intrac since July 1999 and the Chairman and Chief Executive Officer of ATM and Intrac since October 2000. Since July 1999, Mr. Settineri has beneficially owned from 18% to approximately 24% of the outstanding equity of ATM.

      Gary Levi, who was Secretary and Treasurer of the Company during the period from August 28, 2000 to December 29, 2000, has also been a director and Chief Operating Officer of each of ATM and Intrac since July 1999 and the President and Chief Operating Officer of ATM and Intrac since October 2000. Since July 1999, Mr. Levi has beneficially owned from 6% to approximately 8% of the outstanding equity of ATM.

NAI DIRECT, INC.

GUARANTEE OF NAI DIRECT EQUIPMENT LEASE

      In March 2000, we guaranteed the obligations of NAI Direct under a lease of computer equipment and network software which requires monthly payments totaling $100,000 over a two-year term with an option to purchase at lease end. In December 2000, we were notified of NAI Direct's default under this lease and a demand for payment was made pursuant to our guarantee. NAI Direct has given us their assurances that it will satisfy its obligations under the equipment lease.

NEW AMERICA NETWORK, INC. AND GERALD C. FINN, CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF NEW AMERICA NETWORK, INC.

      - New America Network, Inc. ("NAI") has provided various services to NAI Direct, Inc. ("NAI Direct"), including rental space and shared personnel, and has payments on behalf of NAI Direct, totaling $588,000 for the period from acquisition through September 27, 2000, at which time $239,000 remained due from NAI Direct to NAI.

      - NAI Direct sold its $50,000 investment in Sidewalk Associates, LLC to Gerald C. Finn

RELATIONSHIP BETWEEN WARREN ROTHSTEIN, D&W ENTERPRISES, INC AND ATM SERVICE,
LTD.

      For the period from July 23, 1999 to October 19, 2000, we used the services of D&W Enterprises, Inc. ("D&W") to manage our ATM Service, Ltd. operations. D&W is 100%-owned by Deborah and Warren Rothstein, our former interim Chairman, President and Chief Executive Officer and former Chairman of ATM Service, Ltd. and The Intrac Group, Ltd. During the fiscal years ended September 30, 2000 and 1999, ATM paid $925,000 and $183,000, respectively, for the services rendered which represented the full cost incurred by D&W for the services rendered. ATM Ltd. also paid commissions totaling $138,000 and $0, respectively, to D&W during the years ended September 30, 2000 and 1999. ATM Ltd. reimbursed D&W for expenses paid by D&W on behalf of ATM Ltd. totaling $60,000 and $0, respectively, during the years ended September 30, 2000 and 1999. D&W assigned its rental lease for office space at 220 White Plains Road, Tarrytown, New York to ATM Ltd. at which time, ATM reimbursed D&W $22,000 for the lease security deposit. D&W is subleasing office space from ATM Ltd. for $4,000 per month for the period January 1, 2001 to June 30, 2001.

RELATIONSHIP BETWEEN ALLAN COHEN AND EVELYN COHEN

      Evelyn Cohen, our Director of Financial Reporting and Control since March 6, 2000, is the sister of Allan Cohen, who was one of our directors and our Vice President and General Counsel from June 1999 until August 2000. Ms. Cohen received compensation of $208,000 for the period from March 6, 2000 to December 31, 2000 and immediately exercisable options to purchase 250,000 shares of our common stock at an exercise price of $0.75 per share.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.    Financial Statements as listed on Page F-1.
            2.    Financial statement schedules have been omitted because
                  they either are not required, not applicable, or the information has otherwise been included in the financial statements.

      (b)   REPORTS ON FORM 8-K.

            On September 29, 2000, the Registrant filed Form 8-K to report a $3.6 million loan to the Company by Blair Ventures-Fund I, Inc. and a change in control.

            On October 2, 2000, the Registrant filed Form 8-K to report the re-structuring of its relationships with Real Quest, Inc., New America Network, Inc. and NAI Direct, Inc.

      (c)   EXHIBITS.

            The following exhibits are being filed as part of the Form 10 Annual Report.

Exhibit
No.         Description
-------     -----------

2.1 Agreement and Plan of Reorganization, dated as of May 20, 1998, between Instra Corp., Keiretsu Corporation and the stockholder of Keiretsu Corporation (which is incorporated by reference to Exhibit
            10.1 to the Company's Form 10 Registration No. 000-29479).

2.2 Agreement and Plan of Merger, dated as of February 23, 1999, among Artra Group Incorporated, WorldWide Web NetworX
            Corporation, NA Acquisition Corp., and WWWX Merger Subsidiary, Inc. (which is incorporated by reference to Exhibit 10.8 to the Company's Form 10 Registration No. 000-29479).

2.3 Acquisition Agreement, dated as of February 25, 1999, between JenCom Digital Technologies, LLC and WorldWide Web NetworX (which is incorporated by reference to Exhibit 10.11 to the Company's Form 10 Registration No. 000-29479).

2.4 Stock Purchase Agreement, dated March 4, 1999, between D.H. Blair Investment Banking Corp. and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.12 to the Company's Form 10 Registration No. 000-29479).

2.5 Amendment, dated as of April 28, 1999, to the Acquisition Agreement between JenCom Digital Technologies, LLC, and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.17 to the Company's Form 10 Registration No. 000-29479).

2.6 Amendment to Agreement and Plan of Merger, dated as of April 30, 1999, among Artra Group Incorporated, WorldWide Web NetworX Corporation, NA Acquisition Corp., and WWWX Merger Subsidiary, Inc. (which is incorporated by reference to Exhibit 10.18 to the Company's Form 10 Registration No. 000-29479).

2.7 Agreement and Plan of Merger, dated as of July 9, 1999, among WorldWide Web NetworX Corporation, Intrac Acquisition Corporation, and The Intrac Group (which is incorporated by reference to Exhibit
            10.22 to the Company's Form 10 Registration No. 000-29479).

2.8 Share Exchange Agreement, dated as of September 23, 1999, between New America Network, Inc. and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.31 to the Company's Form 10 Registration No. 000-29479).

*2.9 Warrant, dated September 1, 2000, to purchase 1,500,000 shares of common stock of WorldWide Web NetworX Corporation, issued to Elminor Portfolio Corp.

3.1 Certificate of Incorporation, as amended (which is incorporated by reference to Exhibit 3.1 to the Company's Form 10 Registration No. 000-29479).

3.2 Bylaws (which is incorporated by reference to Exhibit 3.2 to the Company's Form 10 Registration No. 000-29479).

4.1 Specimen Common Stock Certificate (which is incorporated by reference to Exhibit 4.1 to the Company's Form 10 Registration No. 000-29479).

4.2 Form of 6% Cumulative Convertible Debenture of WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 4.2 to the Company's Form 10 Registration No. 000-29479).

4.3 Warrant to Purchase 100,000 shares of common stock of WorldWide Web NetworX Corporation, dated April 2, 1999, issued to Ralph H. Isham (which is incorporated by reference to Exhibit 4.3 to the Company's Form 10 Registration No. 000-29479).

4.4 Warrant to Purchase 100,000 shares of common stock of WorldWide Web NetworX Corporation, dated April 2, 1999, issued to Arnold P. Kling

            (which is incorporated by reference to Exhibit 4.4 to the Company's Form 10 Registration No. 000-29479).

4.5 Form of Warrant to Purchase Common Stock of WorldWide Web NetworX Corporation issued to D.H. Blair Banking Corporation (which is incorporated by reference to Exhibit 4.5 to the Company's Form 10 Registration No. 000-29479).

4.6 Warrant to Purchase 500,000 shares of common stock of WorldWide Web NetworX Corporation dated February 10, 2000, issued to Elminor Portfolio Corp. B.V.I. (which is incorporated by reference to Exhibit 4.6 to the Company's Form 10 Registration No. 000-29479).

10.1 Agency Agreement, dated November 24, 1998, between Alexander, Wescott & Co., Inc. and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.2 to the Company's Form 10 Registration No. 000-29479).

10.2 Stock Issuance Agreement, dated as of December 1, 1998, between Warren Rothstein and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.3 to the Company's Form 10 Registration No. 000-29479).

10.3 BarterOne Membership Interest Sale Agreement, dated as of December 16, 1998, between Energy Trading Company and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.4 to the Company's Form 10 Registration No. 000-29479).

10.4 Acquisition Agreement, dated as of January 29, 1999, between Global Trade Group, Ltd., and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.5 to the Company's Form 10 Registration No. 000-29479).

10.5 Acquisition Agreement, dated as of January 29, 1999, between Positive Asset Remarketing, Inc., and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.6 to the Company's Form 10 Registration No. 000-29479).

10.6 Agreement, dated as of February 16, 1999, among Energy Trading Company, WorldWide Web NetworX Corporation, and NA Acquisition Corp (which is incorporated by reference to Exhibit 10.7 to the Company's Form 10 Registration No. 000-29479).

10.7 Acquisition Agreement, dated as of February 24, 1999 between Positive Asset Remarketing, Inc. and WorldWide Web NetworX Corporation

            (which is incorporated by reference to Exhibit 10.9 to the Company's Form 10 Registration No. 000-29479).

10.8 Form of Subscription Agreement between WorldWide Web NetworX Corporation and Subscribers of 6% Cumulative Convertible Debenture of WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.10 to the Company's Form 10 Registration No. 000-29479).

10.9        Consulting Agreement, dated as of April 2, 1999, between Ralph H.
            Isham and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.13 to the Company's Form 10 Registration No. 000-29479).

10.10       Consulting Agreement, dated as of April 2, 1999, between Arnold
            P. Kling and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.14 to the Company's Form 10 Registration No. 000-29479).

10.11 Acquisition Agreement, dated as of April 7, 1999, between Admiral Asset Group, Inc., and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.15 to the Company's Form 10 Registration No. 000-29479).

10.12 Agreement, dated April 16, 1999, between Alexander, Wescott & Co., Inc., and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.16 to the Company's Form 10 Registration No. 000-29479).

10.13 Agency Agreement, dated as of May 26, 1999, between D.H. Blair Investment Banking Corp. and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.19 to the Company's Form 10 Registration No. 000-29479).

10.14 Form of Subscription Agreement between WorldWide Web NetworX Corporation and Subscribers of a private placement of WWWX common stock (which is incorporated by reference to Exhibit 10.20 to the Company's Form 10 Registration No. 000-29479).

10.15 First Amendment to Stock Issuance Agreement, dated as of July 9, 1999, between Warren Rothstein and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.21 to the Company's Form 10 Registration No. 000-29479).

10.16 Employment Agreement, dated July 23, 1999, between ATM Service, Ltd. and Thomas Settineri (which is incorporated by reference to Exhibit 10.23 to the Company's Form 10 Registration No. 000-29479).

10.17 Employment Agreement, dated July 23, 1999, between Intrac Acquisition Corporation and Thomas Settineri (which is incorporated by reference to Exhibit 10.24 to the Company's Form 10 Registration No. 000-29479).

10.18 Employment Agreement, dated July 23, 1999, between ATM Service, Ltd. and Gary Levi (which is incorporated by reference to Exhibit
            10.25 to the Company's Form 10 Registration No. 000-29479).

10.19 Employment Agreement, dated July 23, 1999, between Intrac Acquisition Corporation and Gary Levi (which is incorporated by reference to Exhibit 10.26 to the Company's Form 10 Registration No. 000-29479).

10.20 Management Services Agreement, dated as of July 23, 1999, between ATM Service, Ltd. and Warren Rothstein.

10.21 Management Services Agreement, dated as of July 23, 1999, between Intrac Acquisition Corp. and Warren Rothstein.

10.22 Post-Closing Agreement, dated July 23, 1999, among WorldWide Web NetworX Corporation, Intrac Acquisition Corporation, The Intrac Group, Thomas Settineri, and Gary Levi (which is incorporated by reference to Exhibit 10.27 to the Company's Form 10 Registration No. 000-29479).

10.23 Merger and Acquisition Agreement letter, dated as of July 23, 1999, between WorldWide Web NetworX Corporation and D.H. Blair Investment Banking Corp. (which is incorporated by reference to Exhibit 10.28 to the Company's Form 10 Registration No. 000-29479).

10.24 1999 Equity Compensation Plan (which is incorporated by reference to Exhibit 10.29 to the Company's Form 10 Registration No. 000-29479).

10.25 Software License Agreement between ATM Service, Ltd. and entrade.com, Inc. dated September 1999 (which is incorporated by reference to Exhibit 10.30 to the Company's Form 10 Registration No. 000-29479).

10.26 NAI Direct, Inc. Shareholders' Agreement, dated September 23, 1999, between Real Quest, Inc., Gerald C. Finn, Jeffrey Finn and NAI Direct, Inc. (which is incorporated by reference to Exhibit
            10.32 to the Company's Form 10 Registration No. 000-29479).

10.27 Real Quest, Inc. Shareholders' Agreement, dated September 23, 1999, between WorldWide Web NetworX Corporation and New America Network, Inc. (which is incorporated by reference to Exhibit
            10.33 to the Company's Form 10 Registration No. 000-29479).

10.28 Employment Agreement, dated September 23, 1999, between NAI Direct, Inc. and Jeffrey Finn (which is incorporated by reference to Exhibit 10.34 to the Company's Form 10 Registration No. 000-29479).

10.29 Employment Agreement, dated September 23, 1999, between NAI Direct, Inc. and Gerald C. Finn (which is incorporated by reference to Exhibit 10.35 to the Company's Form 10 Registration No. 000-29479).

10.30 Escrow Agreement, dated September 23, 1999, between WorldWide Web NetworX Corporation, New America Network, Inc. and Weinstein, Goss, Schleifer, Eisenberg, Winkler, Rothweiler & Ostroff (which is incorporated by reference to Exhibit 10.36 to the Company's Form 10 Registration No. 000-29479).

10.31 Agreement dated December 22, 1999, among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc., JenCom Digital Technologies, Ltd. and Henry Kauftheil (which is incorporated by reference to Exhibit 10.37 to the Company's Form 10 Registration No. 000-29479).

10.32 Amended and Restated Operating Agreement of WWWX-JenCom, LLC, dated as of January 7, 2000, between WorldWide Web NetworX Corporation and JenCom Digital Technologies, LLC (which is incorporated by reference to Exhibit 10.38 to the Company's Form 10 Registration No. 000-29479).

10.33 Amended and Restated Operating Agreement of InterCommerce China, LLC, dated as of January 7, 2000, among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc., Lester Wolff International Investment, Ltd., Henry Kauftheil, Peter Zhenxiang Lu, and Uncas Holdings Limited Partnership (which is incorporated by reference to Exhibit 10.39 to the Company's Form 10 Registration No. 000-29479).

10.34 Distribution and Operating Agreement, dated as of January 7, 2000, between ATM Service, Ltd., and InterCommerce China, LLC (which is incorporated by reference to Exhibit 10.40 to the Company's Form 10 Registration No. 000-29479).

10.35 Employment Agreement, dated as of January 14, 2000, between WorldWide Web NetworX Corporation and John T. Banigan (which is incorporated by reference to Exhibit 10.41 to the Company's Form 10 Registration No. 000-29479).

10.36 Employment Agreement, dated as of February 14, 2000, between WorldWide Web NetworX Corporation and Gerard T. Drumm (which is incorporated by reference to Exhibit 10.42 to the Company's Form 10 Registration No. 000-29479).

10.37 Employment Agreement, dated as of March 20, 2000, between WorldWide Web NetworX Corporation and Allan M. Cohen (which is incorporated by reference to Exhibit 10.43 to the Company's Form 10 Registration No. 000-29479).

10.38 Agreement and Protocol dated as of April 22, 1999, among Fundacion Primero Mexico, A.C., The Intrac Group, Ltd., ATM Service, Ltd., and Fideicomiso De Bital (which is incorporated by reference to Exhibit 10.44 to the Company's Form 10 Registration No. 000-29479).

10.39 Letter of Agreement dated July 7, 1999, between Warren Rothstein and WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 10.45 to the Company's Form 10 Registration No. 000-29479).

10.40 Agreement dated September 30, 1999, between ATM Service, Ltd., and Korean Ginseng Products Company, Ltd., as amended October 8, 1999 (which is incorporated by reference to Exhibit 10.46 to the Company's Form 10 Registration No. 000-29479).

10.41 Israel In-Country Representative Agreement dated March 2, 2000, between ATM Service, Ltd., and MG Capital, Ltd. (which is incorporated by reference to Exhibit 10.48 to the Company's Form 10 Registration No. 000-29479).

10.42 ATM Contribution Agreement (Textron) (which is incorporated by reference to Exhibit 10.49 to the Company's Form 10 Registration No. 000-29479).

10.43 Stock Purchase Agreement, dated September 25, 2000, by and among NAI Direct, Inc., Real Quest, Inc., WorldWide Web NetworX Corporation, New America Network, Inc., Gerald C. Finn and Jeffrey Finn. (which is incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 2, 2000).

10.44 Convertible Promissory Note, dated September 25, 2000, in the principal amount of $250,000, executed and delivered by NAI Direct, Inc. to WorldWide Web NetworX Corporation (which is incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on October 2, 2000).

10.45 Unlimited Surety Agreement, dated September 25, 2000, executed and delivered by New America Network, Inc. to WorldWide Web NetworX

            Corporation (which is incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 2, 2000).

10.46 Commitment Letter, dated August 21, 2000, from D.H. Blair Investment Banking Corp. (which is incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on August 31, 2000).

10.47 Convertible Promissory Note, dated August 24, 2000, in the principal amount of $3,600,000, executed and delivered by WorldWide Web NetworX Corporation to Blair Ventures-Fund I, Inc. (including a Form of Warrant Agreement, Registration Rights Agreement, dated August 22, 2000 and Form of Warrant) (which is incorporated by reference to
            Exhibit 4.2 of the Company's Form 8-K filed on August 31, 2000).

10.48 Security Agreement, dated August 22, 2000, between WorldWide Web NetworX Corporation and Blair Ventures-Fund I, Inc. (which is incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on August 31, 2000)

10.49 Stock Pledge Agreement, dated August 22, 2000, between WorldWide Web NetworX Corporation and Blair Ventures-Fund I, Inc. (which is incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed on August 31, 2000)

10.50 Escrow Agreement, dated August 22, 2000, between WorldWide Web NetworX Corporation and Blair Ventures-Fund I, Inc. (which is incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed on August 31, 2000)

10.51 Separation and Release Agreement with John T. Banigan, dated August 24, 2000 (which is incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed on August 31, 2000).

10.52 Consulting and Release Agreement with Allan M. Cohen, dated August 22, 2000 (which is incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed on August 31, 2000).

10.53 Confirmation of Employment with Evelyn Cohen, dated August 22, 2000 (including Non-Qualified Stock Option Grant, dated August 22, 2000) (which is incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on August 31, 2000).

10.54 Mutual Release with Evelyn Cohen, dated August 22, 2000 (which is incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed on August 31, 2000).

10.55 Separation and Release Agreement with Gerard T. Drumm, dated August 24, 2000 (which is incorporated by reference to Exhibit 99.5 of the Company's Form 8-K filed on August 31, 2000).

10.56 Separation and Release Agreement with Michael F. Metzger, dated August 22, 2000 (which is incorporated by reference to Exhibit 99.6 of the Company's Form 8-K filed on August 31, 2000).

10.57 Separation and Release Agreement with Michael Norton, dated August 22, 2000 (which is incorporated by reference to Exhibit 99.7 of the Company's Form 8-K filed on August 31, 2000).

10.58 Mutual Release and Indemnification Agreement with Warren Rothstein, dated August 22, 2000 (which is incorporated by reference to Exhibit
            99.8 of the Company's Form 8-K filed on August 31, 2000).

10.59 Mutual Release and Indemnification Agreement with William Weld, dated August 22, 2000 (which is incorporated by reference to Exhibit
            99.9 of the Company's Form 8-K filed on August 31, 2000).

10.60 Mutual Release and Indemnification Agreement with Gary K. Levi, dated August 22, 2000 (which is incorporated by reference to Exhibit
            99.10 of the Company's Form 8-K filed on August 31, 2000).

10.61 Mutual Release and Indemnification Agreement with Thomas A. Settineri, dated August 22, 2000 (which is incorporated by reference to Exhibit 99.11 of the Company's Form 8-K filed on August 31, 2000)

*10.62 Employment Contract, dated February 14, 2000, between WorldWide Web NetworX Corporation and G. David Rosenblum

*10.63 Funding Agreement, dated June 16, 2000, between WorldWide Web NetworX Corporation, ATM Service, Ltd., Thomas Settineri and Gary Levi

*10.64 Promissory Note, dated June 16, 2000, in the principal amount of $141,000, payable by ATM Service, Ltd. to WorldWide Web NetworX Corporation

*10.65 Joint Venture Agreement, dated July 2000, between ATM Service, Ltd. t/a ATMcenter.com and Juan Torrents & Assoc.

*10.66 Employment Contract, dated August 29, 2000, between WorldWide Web NetworX Corporation and Carol C. Knauff

*10.67 Promissory Note, dated August 24, 2000, payable by ATM Service, Ltd. to WorldWide Web NetworX Corporation in the principal amount of $360,000

*10.68 Consulting Agreement, dated September 1, 2000, between WorldWide Web NetworX Corporation and Elminor Portfolio Corp.

*10.69 Stock Pledge Agreement, dated September 27, 2000, between WorldWide Web NetworX Corporation and Blair Ventures-Fund I, Inc.

*10.70 Amendment to Stock Pledge Agreement, dated September 27, 2000, between WorldWide Web NetworX Corporation and Blair Ventures-Fund I, Inc.

*10.71 Agreement, dated as of September 30, 2000, between ATM Service, Ltd. and Warren Rothstein

*10.72 ATM Shareholders Agreement, dated as of September 30, 2000, by and among WorldWide Web NetworX Corporation, Thomas Settineri, Gary Levi and ATM Service, Ltd.

*10.73      2000 Incentive Stock Plan, dated October 10, 2000

*10.74 Promissory Note, dated October 26, 2000, payable by ATM Service, Inc. to Marvel Worldwide, Ltd., in the principal amount of $200,000

*10.75 Employment Contract, dated November 2000, between WorldWide Web NetworX Corporation and R. Bruce Richardson

*10.76 Stock Pledge Agreement, dated November 13, 2000, between WorldWide Web NetworX Corporation and ATM Service, Ltd.

16.1        Letter regarding change in certifying accountant from Richard A.
            Eisner & Company LLP. (which is incorporated by reference to Exhibit 16 to the Company's Form 10 Registration No. 000-29479).

21.1 Subsidiaries of the Registrant (which is incorporated by reference to Exhibit 21.1 to the Company's Form 10 Registration No. 000-29479).

*23.1       Consent of Independent Auditors

*27.1       Financial Data Schedule



* filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Web Network Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of January, 2001.

                              WORLDWIDE WEB NETWORX CORPORATION

                                    (Registrant)


                              By: /s/ CAROL C. KNAUFF
                                  -------------------------------------------
                                  Carol C. Knauff
                                  Chairman, President and Chief Executive
                                  Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 15th day of January, 2001.

               SIGNATURE                                  TITLE
               ---------                                  -----

/S/ CAROL C. KNAUFF                      Chairman, President, Chief Executive
------------------------------
                                         Officer and Director
Carol C. Knauff

/S/ R. BRUCE RICHARDSON                  Chief Financial Officer
------------------------------

R. Bruce Richardson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




WorldWide Web NetworX Corporation

Reports of Independent Auditors......................................F-2

Consolidated Balance Sheets..........................................F-4

Consolidated Statements of Operations................................F-5

Consolidated Statements of Stockholders' Equity......................F-6

Consolidated Statements of Cash Flows................................F-7

Notes to Consolidated Financial Statements....................F-8 - F-35

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
WorldWide Web NetworX Corporation

We have audited the accompanying consolidated balance sheets of WorldWide Web NetworX Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WorldWide Web NetworX Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WorldWide Web NetworX Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company currently does not anticipate having the ability to meet its working capital needs or to satisfy its convertible promissory note upon maturity with a cash payment during the fiscal year ending September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                             /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
December 15, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
WorldWide Web NetworX Corporation
Cherry Hill, New Jersey

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of WorldWide Web NetworX Corporation and subsidiary for the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and cash flows of WorldWide Web NetworX Corporation and subsidiary for the year ended September 30, 1998, in conformity with generally accepted accounting principles.




/s/ Richard A. Eisner & Company, LLP

New York, New York
April 13, 1999

                        WORLDWIDE WEB NETWORX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                       SEPTEMBER 30
                                                    2000         1999
                                                  ----------   ----------

ASSETS
Current assets:
  Cash and cash equivalents.....................    $ 2,271      $7,234
  Investments...................................      6,005      29,475
  Accounts receivable (net of allowance for
   doubtful accounts of $0 and $19, respectively)     1,587         858
  Inventory.....................................        644           -
  Prepaid expenses..............................        700         143
                                                  ----------   ----------
Total current assets............................     11,207      37,710
Property and equipment, net.....................        319         295
Investments in and advances to Affiliated             3,319       2,744
  Companies.....................................
Intangible assets (net of accumulated
  amortization of $0 and $109, respectively)....          -       4,884
Deferred financing costs (net of accumulated
  amortization of $17 and $155, respectively)...        183         139
Other assets....................................        679          49
Deferred income taxes...........................          -       1,690
                                                  ----------   ----------
Total assets....................................    $15,707      $47,511
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses..............................    $   629      $ 1,157
  Accounts payable..............................      3,505        1,530
  Convertible promissory note...................      3,600            -
  Deferred revenue..............................      3,117          470
  Current portion of capital lease obligation...         39           37
  Convertible debentures .......................        125          990
  Deferred income taxes.........................          -        8,813
                                                  ----------   ----------
Total current liabilities.......................     11,015       12,997

Capital lease obligation, net of current portion          -           39

Stockholders' equity:
  Preferred stock-authorized 10,000,000 shares,
   $.01 par value, none issued..................          -            -
  Common stock-authorized 100,000,000 shares,
   $.001 par value; 41,515,583, and 38,455,569
   shares issued and outstanding, respectively..         42           39
  Additional paid-in capital....................     42,938       36,443
  Retained (deficit) earnings...................    (35,688)       1,393
  Unearned stock compensation...................     (2,600)      (3,400)
                                                  ----------   ----------
Total stockholders' equity......................      4,692       34,475
                                                  ----------   ----------
Total liabilities and stockholders' equity......    $15,707      $47,511
                                                  ==========   ==========


SEE ACCOMPANYING NOTES.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              YEAR ENDED SEPTEMBER 30
                                           2000         1999        1998
                                        -----------  -----------  ----------

Revenues:
  Media sales........................    $  4,063     $    465     $      -
  Cost recovery......................       2,304           30            -
  Asset management...................         198           82            -
  Consulting.........................         116          762           50
  Management services................          91            -            -
                                        -----------  -----------  ----------
Total revenues.......................       6,772        1,339           50
Operating expenses:
  Cost of revenues:
   Media.............................       4,202          442            -
   Cost recovery.....................       1,902           30            -
   Consulting........................          65          320           36
   Management services...............          60            -            -
                                        -----------  -----------  ----------
Total cost of revenues...............       6,229          792           36
                                        -----------  -----------  ----------
Gross profit.........................         543          547           14
Selling, general and administrative..      14,254        5,280          140
Impairment of intangible asset.......       3,901        5,583            -
Depreciation and amortization........       1,479          597           13
Write-off of purchased research and
  development........................           -        3,036            -
                                        -----------  -----------  ----------
Loss from operations.................     (19,091)     (13,949)        (139)

Other (expenses) income:
  Impairment of investments..........     (19,786)           -            -
  Impairment of investment in and
   advances to Affiliated Companies..      (2,350)      (1,106)           -
  Loss on sale of investments........      (2,328)           -            -
  Equity loss........................        (364)      (1,578)           -
  Amortization of debt issuance costs        (156)        (155)         (80)
  Interest expense...................         (67)        (219)         (10)
  Interest income....................         198           56           10
  Gain on sale of subsidiary.........           -       25,426            -
                                        -----------  -----------  ----------
Total other (expenses) income........     (24,853)      22,424          (80)

(Loss) income before income taxes         (43,944)       8,475         (219)
Income tax (benefit) expense.........      (6,863)       6,863            -
                                        -----------  -----------  ----------
Net (loss) income....................    $(37,081)    $  1,612     $   (219)
                                        ===========  ===========  ==========

Net (loss) income per share:
  Basic..............................    $  (0.97)    $   0.07     $  (0.03)
  Diluted............................    $  (0.97)    $   0.07     $  (0.03)
                                        ===========  ===========  ==========

Weighted average shares outstanding:
  Basic..............................   38,368,672   21,906,553   8,602,000
  Diluted............................   38,368,672   22,418,294   8,602,000
                                        ===========  ===========  ==========


SEE ACCOMPANYING NOTES.

                        WORLDWIDE WEB NETWORX CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                          (IN THOUSANDS, EXCEPT SHARES)


                                          COMMON    ADDITIONAL  RETAINED                UNEARNED        TOTAL
                              COMMON      STOCK      PAID-IN    (DEFICIT) SUBSCRIPTION   STOCK       STOCKHOLDERS'
                              SHARES      AMOUNT     CAPITAL    EARNINGS   RECEIVABLE  COMPENSATION     EQUITY
                             ----------  ---------  ----------  ---------  ----------  -----------  -----------

Balance at October 1, 1997   6,000,000    $     6    $    54     $     -    $    (5)    $     -      $   55
Issuance of common stock
  for:
  Recapitalization with      2,100,000          2         (2)          -          -           -            -
   Instra
  Sale of convertible notes    502,500          1        250           -          -           -          251
  Conversion of debt           502,500          -        342           -          -           -          342
  Cash, net of issuance      1,381,000          2        472           -          -           -          474
   costs of $16
  Services rendered            132,500          -         20           -          -           -           20
Net loss                             -          -          -        (219)         -           -         (219)
                             ----------  ---------  ----------  ---------  ----------  -----------  -----------
Balance at September 30,     10,618,500        11      1,136        (219)        (5)          -          923
  1998
Issuance of common stock
  for:
  Services rendered           4,408,950         4      4,609           -          -      (4,000)         613
  Acquisition of ownership                                                        -
   interests in Affiliated   10,523,450        11     12,762           -                      -       12,773
   Companies
  Purchase of technology      3,500,000         4      5,246           -          -           -        5,250
Cash, net of issuance costs   9,404,669         9     12,234    -                 -           -       12,243
  of $1,864
Warrants issued in
  connection with services            -         -        256           -          -           -          256
  rendered
Stock compensation                    -         -        200           -          -         600          800
Receipt of subscription               -         -          -           -          5           -            5
  receivable
Net income                            -         -          -       1,612          -           -        1,612
                             ----------  ---------  ----------  ---------  ----------  -----------  -----------
Balance at September 30,     38,455,569        39     36,443       1,393          -      (3,400)      34,475
  1999

Issuance of common stock for:
  Services rendered              55,000         -         83           -          -           -           83
  Acquisition of ownership                                                        -
   interests in Affiliated    2,250,000         2      2,810           -                      -        2,812
   Companies
  Conversion of debt            705,014         1      1,058           -          -           -        1,059
  Lease agreement                50,000         -         75           -          -           -           75
Warrants and options issued                                                                   -
  in connection with                  -         -      2,219           -          -                    2,219
  services rendered or to
  be rendered
Stock compensation                    -         -        250           -          -         800        1,050
Net loss                              -         -          -     (37,081)         -           -      (37,081)
                             ----------  ---------  ----------  ---------  ----------  -----------  -----------
Balance as of September 30,  41,515,583   $    42    $42,938     $(35,688)  $     -     $(2,600)     $4,692
  2000
                             ==========  =========  ==========  =========  ==========  ===========  ===========

SEE ACCOMPANYING NOTES.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED SEPTEMBER 30
                                           2000         1999        1998
                                        -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                         $(37,081)    $ 1,612      $  (219)
Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
    Impairment of                          19,786            -            -
     investments
    Deferred income taxes                  (6,863)       6,863            -
    Impairment of advances to               2,350        1,106            -
     Affiliated Companies
    Impairment of intangible asset          3,901            -            -
    Loss on sale of                         2,328            -            -
     investments
    Stock compensation                      1,789        1,216           20
    Amortization                            1,355          583           10
    Equity loss                               364        1,578            -
    Amortization of debt issuance costs       156          155            -
    Depreciation                              124           14            3
    Gain on sale of subsidiary                  -      (25,426)           -
    Impairment of intangible asset              -        5,583            -
    Purchased research and development          -        3,036            -
    Amortization of debt discount               -            -           80
    Changes in operating assets and
     liabilities, net of acquisitions:
       Accounts receivable                   (759)       1,008          (49)
       Inventory                             (644)           -            -
       Prepaid expenses                       (45)        (143)           -
       Accounts payable                     2,557         (600)          20
       Accrued expenses                       102         (419)          40
       Deferred revenue                     1,247          470            -
                                        -----------  -----------  ----------
Net cash used in operating activities      (9,333)      (3,364)         (95)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term            1,356            -            -
  investments
Advances to Affiliated Companies                -       (1,850)           -
Purchase of property and equipment           (314)        (206)         (30)
Acquisitions of ownership interests in          -       (2,985)           -
  Affiliated Companies, net of cash
  acquired
Proceeds from sale of subsidiary                -        2,602            -
Acquisition of technology                       -         (750)           -
(Increase) decrease in other assets           (35)          70         (115)
                                        -----------  -----------  ----------
Net cash provided by (used in)
  investing activities                      1,007       (3,119)        (145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible       3,600          990          503
  debt
Debt issuance costs incurred                 (200)        (129)           -
Payment of capital lease obligation           (37)           -            -
Payments on line of credit                      -         (179)           -
Net proceeds from issuance of common            -       12,243          484
  stock
                                        -----------  -----------  ----------
Net cash provided by financing              3,363       12,925          987
  activities
                                        -----------  -----------  ----------
Net (decrease) increase in cash and        (4,963)       6,442          747
  cash equivalents
Cash and cash equivalents at beginning      7,234          792           45
  of year
                                        -----------  -----------  ----------
Cash and cash equivalents at end of       $ 2,271      $ 7,234      $   792
  year
                                        ===========  ===========  ==========

NONCASH TRANSACTIONS
Capital lease obligation incurred         $     -      $    76      $     -
Exchange of convertible notes and           1,059            -          342
  interest for common stock
Receipt of stock for sale of subsidiary         -       29,475            -
Exchange of consolidated investment for
  cost basis investment                       227            -            -
Recognition of acquired Intrac
  liabilities                               1,400            -            -

ISSUANCE OF COMMON STOCK FOR:
Acquisition of ownership interests in       2,812       12,773            -
  Affiliated Companies
Acquisition of technology                       -        5,250            -
Lease agreement                                75            -            -

SEE ACCOMPANYING NOTES.

                        WORLDWIDE WEB NETWORX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1. ORGANIZATION AND BUSINESS

WorldWide Web NetworX Corporation (the "Company") is a holding company engaged in business-to-business, or "B2B," e-commerce through a network of companies. The Company defines e-commerce as conducting or facilitating business transactions over the Internet. As of September 30, 2000, the Company owned interests in eleven companies, which are referred to in these financial statements as "Affiliated Companies." The Company enters into relationships, including joint ventures, strategic relationships and acquisitions, with off-line companies that have established distribution channels and fulfillment capability and provides e-commerce technology, consulting, marketing and business development services to the Affiliated Companies. The Company's goal is to expand the markets, services and products and to improve the efficiencies of these businesses.

In May 1998, Instra Corp. ("Instra"), a publicly traded Delaware corporation with minimal business operations, exchanged 6,000,000 shares of Instra common stock for all the outstanding shares of Keiretsu Corporation ("Keiretsu"). Keiretsu was incorporated in Nevada on September 26, 1997 and did not commence operations until after the share exchange. Instra had 25,219,990 shares of common stock outstanding prior to the share exchange. As a condition of the share exchange, 14,719,990 shares of Instra common stock were canceled and the remaining outstanding shares were reduced to 2,100,000 at the rate of one share for each five shares outstanding as a result of a reverse stock split. As a result of the transaction, Keiretsu became a wholly owned subsidiary of Instra and the former Keiretsu stockholders became the owners of 74.1% of the outstanding Instra common stock. The transaction was treated as a recapitalization to which retroactive effect has been given in the accompanying financial statements. In conjunction with the merger, Instra changed its name to WorldWide Web NetworX Corporation.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses and has a working capital deficiency. In addition, without additional funding, the Company does not anticipate having the ability to meet its working capital needs for fiscal 2001 or to satisfy its convertible promissory note upon maturity with a cash payment during the fiscal year ending September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans implemented thus far, as well as actions initiated that will continue into fiscal 2001, include restructuring its investment in NAI Direct, Inc. resulting in a release of its $2.7 million obligation to fund the operations of NAI Direct, Inc., and reducing expenses of the Company and its consolidated subsidiaries, ATM Service, Ltd. and The Intrac Group, Ltd. Management is negotiating the extension of the maturity date of the convertible promissory note, however, there is no assurance that it will be done. Management is seeking additional sources of debt and equity financing to fund its future working capital needs. However, there can be no assurance that the Company will be successful in obtaining the necessary funding. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Intrac Group, Ltd. and its majority owned and controlled subsidiary, ATM Service, Ltd. Additionally, the details of the results of operations of Real Quest, Inc. have been included in the consolidated financial statements through September 27, 2000, at which time the Company restructured its investment and began accounting for the investment under the cost method (Note 5). The various interests that the Company acquires in its Affiliated Companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an Affiliated Company unless significant minority rights are present.

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

EQUITY METHOD

Affiliated Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Affiliated Company depends on an evaluation of several factors including, among others, representation on the Affiliated Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Affiliated Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Affiliated Company. Under the equity method of accounting, an Affiliated Company's results of operations are not included in detail within the Company's statement of operations; however, the Company's share of the earnings or losses of the Affiliated Company is reflected in the caption "Equity loss" in the statement of operations.

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

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records its ownership interest in debt securities of Affiliated Companies accounted for under the cost method at cost. The Company records its ownership interest in equity securities of Affiliated Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests would be recorded at fair value. In addition to the Company's investments in voting and non-voting equity and debt securities, it periodically makes advances to its Affiliated Companies in the form of promissory notes which are accounted for in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114").

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

REVENUE RECOGNITION

The Company principally derives its revenue by providing inventory liquidation and asset recovery services and from the purchase and resale of advertising media, merchandise or business services through its consolidated Affiliated Companies, ATM Service, Ltd. ("ATM Ltd.") and The Intrac Group, Ltd. ("Intrac"). For the year ended September 30, 2000, the Company derived approximately 89% of its revenue from customers in the United States. Approximately 11% of total of revenues were derived from foreign customers located primarily in Israel and Mexico. All revenues were transacted in U.S. dollars. The Company plans to expand its operations throughout the world. For the year ended September 30, 2000, 4 customers for whom the Company provided these services each accounted for 10% or more of the Company's total revenues. These 4 customers combined provided 65% of the Company's total revenues for the year ended September 30, 2000. For the year ended September 30, 1999, no customer for whom the Company provided these services represented 10% or more of the Company's total revenues.

The Company will contract with a customer to sell for the customer large blocks of assets or inventory under asset management, liquidation, or cost recovery agreements. In an asset management agreement, the Company acts as an agent and sells the assets for cash receiving a commission based on a percentage of the proceeds of the sale. The Company records the commission received as revenue when the asset is shipped.

Under both liquidation and cost-recovery agreements, the Company takes title to the assets and assumes the risk of loss. The Company is not required, by either type of agreement, to make any cash payments to the customer for the assets purchased until such time as the Company sells the assets. These payments pertain to the portion of assets actually sold. The ultimate cost to the Company is a contracted percent of the amount the Company sells the inventory for, which is uncertain until a sale occurs. Accordingly, the Company generally does not record inventory for any assets purchased under these agreements. When the Company can determine the cost of the inventory acquired, an estimate of the selling price for the goods, and that the sale of the assets is reasonably assured, inventory is recorded. Shipping, handling, and warehousing costs are included in costs of revenues in the statement of operations.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues associated with asset management and cost recovery services are equal to the gross cash received from the sale, because the Company assumes the risk of loss, and are recognized when the inventory sold is shipped. However, if the transactions involve the issuance of trade credits, the Company will defer a portion of the revenues and expenses attributable to cash received and paid under asset management and cost-recovery agreements to reflect the outstanding commitment applicable to the future redemption of the trade credits as discussed below.

The transactions conducted under asset management and cost recovery agreements can also be settled, in part, in credits to purchase advertising media, merchandise, or business services ("trade credits"). Trade credits issued to customers represent the difference between the contracted value of the inventory as negotiated with the customer and the cash paid to the customer upon the sale of the inventory. Trade credits are not redeemable by customers for cash. The contracted value of the inventory is mutually agreed upon by the Company and the customer at the time an agreement is reached and is usually in excess of the cash liquidation value. Generally, the Company is not required to remit cash or any other form of payment other than trade credits for the difference between the contracted value and the cash paid for the inventory. Certain liquidation and cost recovery agreements are transacted exclusively in trade credits.

The Company issues two types of trade credits, "combination trade credits" and "straight trade credits." Under a combination trade credit arrangement, the customer purchases goods and services from the Company and pays for the goods and services in both cash and the redemption of trade credits. The ratio of cash to combination trade credits that make up the total purchase price to be used in purchases from the Company is determined on a transaction-by-transaction basis.

To redeem combination trade credits, a customer must contact the Company and request that the Company provide advertising media, merchandise or business services. The Company will attempt to purchase the requested products for cash or with a combination of cash and trade credits. The Company has no liability or obligation to the customer if it is unable to obtain any of the items requested that are not already within the Company's inventory of services or that it cannot reasonably obtain. The Company's inventory of services is minimal at any given time. The Company relies on its ability to readily obtain these services from its vendors to satisfy its obligations. The obligation to redeem combination trade credits represents a best efforts obligation of the Company. The face value of combination trade credits have neither any recordable obligation nor do they represent a fixed and determinable liability. However, as noted above, the Company defers a portion of its revenues and expenses attributed to the cash received and paid under the asset management and cost recovery agreements to reflect the Company's cost to redeem the trade credits. When the Company redeems combination trade credits, it recognizes revenue equal to the cash received from the customer for the goods and services plus, if applicable, the pro rata portion of the deferred revenues and expenses relating to the liquidation of the assets that gave rise to the trade credits.

The Company may also issue straight trade credits to its customers. These credits are issued as an additional incentive to its customers to enter into asset management and cost recovery agreements. Straight trade credits are typically issued in conjunction with combination trade credits and similar to combination trade credits are issued for the purchase of advertising media, merchandise or business services. However, unlike combination trade credits, straight trade credits allow the customer to acquire goods and services without the use of cash. Additionally, the customer and the Company pre-negotiate the types of media, merchandise or business services for which the straight trade credits will be redeemed. When the customer redeems straight trade credits, the Company recognizes revenue equal to the pro rata portion of the deferred revenue relating to the liquidation of the assets that gave rise to the trade credits. Cost of revenue is recognized for the cash paid by the Company for the goods and services purchased on behalf of the customer.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred revenue from asset management, liquidation, cost-recovery, and media buying services was $3,117,000 and $470,000 at September 30, 2000 and 1999, respectively.

Unredeemed trade credits totaled $11,708,000 at September 30, 2000. Trade credits are generally redeemable within periods ranging from 2 to 5 years. However, in certain transactions there are no specified expiration dates established for the trade credits. Trade credits redeemable for the next four years are as follows: $137,000 in 2000, $1,337,000 in 2001, $1,545,000 in 2002,
and $4,514,000 in 2003. Trade credits totaling $4,175,000 have no specified expiration date.

The Company also generated revenue by providing consulting services throughout North America during the years ended September 30, 2000 and 1999. Less than 1% of consulting revenues were derived from foreign customers, outside of the United States, located principally in Canada. Consulting revenues are recognized in the period in which the consulting services are performed. The Company derived 36% of its total revenues for the year ended September 30, 1999 from one customer to whom it provided consulting services. Of the total consulting revenues for the year ended September 30, 1999, $529,000 was attributable to Entrade which was sold in September 1999 (Note 10). For the year ended September 30, 2000, 1.7% of total revenues were derived from consulting services.

CASH EQUIVALENTS

The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

INVESTMENTS

The Company classifies its investment in Entrade Inc. as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, if considered to be temporary, recorded as other comprehensive income or loss until realized. The cost of investments sold is based on the average cost method.

INVENTORY

Inventories are valued at the lower of cost or market using the first in - first out (FIFO) costing method. Inventory consists of merchandise received in exchange for media trade credits and is held for resale to third parties.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which average from three to five years. Depreciation of equipment under capital leases is included in depreciation expense for all periods presented.

SOFTWARE DEVELOPMENT COSTS

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED ("SFAS 86"). Capitalization ceases when the product is available for general release to customers.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers. During 1999, the Company recognized research and development expenses totaling $3,036,000 for proprietary internet software technologies, which were not technologically feasible at the date they were purchased. These technologies were purchased from JenCom Digital Technologies, Inc. and contributed to WWWX-Jencom, LLC (Note 5).

The Company performs an ongoing review of the recoverability of its capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. As of September 30, 2000, the Company does not have any capitalized software costs.

INTERNAL USE SOFTWARE

Effective for fiscal years beginning after December 15, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." SOP 98-1 requires all costs related to the development or purchase of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 on October 1, 1998 and capitalized $6,000,000 of software obtained for internal use (Note 5). Capitalized software costs are amortized on a straight-line basis over three years. Amortization related to the capitalized software was $417,000 for the year ended September 30, 1999. In September 1999, the Company determined that it would not use the software it capitalized and there was no identified market for its sale to others. Accordingly, the unamortized balance of this software of $5,583,000 was written off at September 30, 1999. Historically, the Company expensed all costs incurred for web-site development and no such costs have been incurred during the year ended September 30, 2000.

INTANGIBLE ASSETS

Intangible assets consist of goodwill attributable to businesses acquired. Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill was amortized using the straight-line method over their expected useful lives of 3 to 5 years.

LONG-LIVED ASSETS

The Company evaluates impairment of its intangible and other long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. ("SFAS 121") In making such determination, management compares the estimated future cash flows, on an undiscounted basis, of the underlying operations or assets with their carrying value to determine if any impairment exists. If an impairment exists, any adjustment is determined by comparing the carrying amount to the fair value of the impaired asset. The Company considers all impaired assets "to be held and used" until such time as management commits to a plan to dispose of the impaired asset. At that time, the impaired asset is classified as "to be disposed of" and is carried at its fair value less its cost of disposal.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Deferred financing costs are amortized based on the interest method over the term of the associated debt agreement.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is mainly in the United States. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, convertible notes, and accrued expenses. The carrying value of these financial instruments approximates their fair value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") but disclose the pro forma effects on net income or loss as if the fair value had been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option plan, and accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. The Company will adopt SFAS 133 during the first quarter of fiscal 2001. Management is currently evaluating the impact of SFAS 133 on the financial position and results of operations of the Company.

                      WORLDWIDE WEB NETWORX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. INVESTMENTS

Investments at September 30, 2000 and 1999 consisted of 1,575,000 and 1,800,000 shares of common stock of Entrade Inc., respectively. The shares were received as consideration for the sale of a subsidiary to Artra (Note 10). The shares were restricted as to sale until September 23, 2000, however, Entrade Inc. granted the Company a partial waiver of the sale restrictions that allowed the Company to sell a total of 225,000 shares from May through September 2000, which resulted in a realized loss on the sale of $2,328,000 for the year ended September 30, 2000. The Company has pledged the shares as collateral for its convertible promissory note (Note 7). The quoted market value of the Entrade Inc. (a NYSE company formerly named Artra) shares held by the Company was $6,005,000 at September 30, 2000 and $1,575,000 at December 15, 2000. During the
year ended September 30, 2000, the Company recorded unrealized gains and losses in the value of Entrade Inc. as other comprehensive income or loss. At September 30, 2000, the Company determined that the decline in the market value of its investment in Entrade Inc. was other than temporary and accordingly, has written the investment down to a new cost basis. The difference between the new cost basis of $3.8125 per share and the Company's previous cost basis of $16.375 per share has been recorded as a realized loss in the statement of operations. Unrealized accumulated other comprehensive loss totaling $19.8 million was reclassified to realized loss in the statement of operations for the year ended September 30, 2000.

Entrade Inc. is a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission. The following summarizes the audited balance sheet and statement of operations information reported by Entrade Inc. at December 31, 1999 and for the year then ended and the unaudited balance sheet and statement of operations at September 30, 2000 and the nine months then ended, respectively. (Amounts in thousands, except per share data):

                                      SEPTEMBER     DECEMBER
BALANCE SHEET                         30, 2000      31, 1999
                                     ------------  ------------

Current assets.....................    $  8,686      $ 15,326
Non-current assets.................      78,346        65,432
Current liabilities................      26,215        20,217
Non-current liabilities............       7,786        12,721


                                        NINE
                                       MONTHS      YEAR ENDED
                                        ENDED       DECEMBER
                                      SEPTEMBER     31, 1999
STATEMENT OF OPERATIONS               30, 2000
                                     ------------  ------------

Net revenues.......................    $ 11,969      $  4,542
Cost of revenues, exclusive of
  depreciation and amortization....       4,943         1,759
Loss from continuing operations....     (30,594)      (19,304)
Net loss...........................     (30,594)      (19,304)
Net loss per share:
  Basic............................    $  (2.47)     $  (3.65)
  Diluted..........................    $  (2.47)     $  (3.65)

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (amounts in thousands):

                                           SEPTEMBER 30
BALANCE SHEET                           2000          1999
                                     ------------  ------------

Office equipment....................   $    207      $    100
Office furniture....................        120           117
Equipment under capital lease.......         76            76
Leasehold improvements..............         19            19
                                     ------------  ------------
                                            422           312
Accumulated depreciation............       (103)          (17)
                                     ------------  ------------
Total property and equipment........       $319          $295
                                     ============  ============

5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

ENTRADE INC.

Between December 1998 and February 1999, the Company acquired all of the outstanding equity interests of BarterOne, LLC ("BarterOne"), a Delaware limited liability company. The Company issued 2,523,450 shares of its common stock and paid cash of $1,056,000 to purchase BarterOne. The Company's CEO and principal stockholder at the date of the transaction, Robert D. Kohn, received 475,000 shares of the Company's Common Stock for his option to acquire a 4.5% interest in BarterOne which was granted to him by PECO Energy Company in exchange for compensation and concessions. Energy Trading Company, a wholly owned subsidiary of PECO Energy Company, received consideration of $480,000 and 416,666 shares of the Company's common stock for its 51% ownership interest in BarterOne. BarterOne held worldwide perpetual licensing rights to the ORBIT system software (Online Reciprocal Business and Inventory Transaction System), an electronic commerce system to be used as a transaction tool over the Internet, and was engaged in the business of developing and marketing online asset management and remarketing programs to major corporations. In December 1997, BarterOne was incorporated in Delaware as a joint venture between Energy Trading Company and Global Trade Group to serve as PECO Energy's Internet development unit. BarterOne did business as entrade.com and was dissolved in 1999. Robert D. Kohn was the president of BarterOne from its formation to its dissolution. Additionally, Robert D. Kohn was a strategic planner of business development for marketing and sales of PECO Energy Company from February 1996 to March 1, 1999. The Company accounted for this acquisition under the purchase method of accounting. The Company valued the shares issued at $2,523,450, resulting in a total purchase price, including cash and other expenses, of $3,580,000, all of which was allocated to cost in excess of assets acquired. The goodwill was being amortized over a five-year period. Goodwill amortization of $430,000 is included in the statement of operations for the year ended September 30, 1999.

In January 1999, the Company acquired from Positive Asset Remarketing, Inc. ("PAR") 25% of the outstanding Class A voting stock of assetTrade.com, Inc., ("assetTrade") in exchange for 3,500,000 shares of the Company's common stock. assetTrade was a privately held entity which entered into a software license agreement with BarterOne and is engaged in the business of developing and marketing online asset disposition and auction services to major corporations. The Company's CEO and principal stockholder at the time of the transaction, Robert D. Kohn, held a 33.33% ownership interest in PAR. In December 1998, Robert D. Kohn became the President and Chief Executive Officer of assetTrade. Subsequent to the acquisition, the

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

Company transferred the assets of BarterOne and the assetTrade stock to NA Acquisition Corp. ("NAAC"), a 90%-owned subsidiary. Prior to the consummation of the merger, NAAC changed its name to Entrade Inc. ("Entrade"). The remaining 10% of Entrade was held by a former BarterOne shareholder, which is a wholly-owned subsidiary of PECO Energy Company.

In September 1999, the Company consummated the sale of Entrade to another company (Note 10).

ATM SERVICE, LTD.

In December 1998, the Company entered into an agreement with Warren Rothstein (who from September 1999 to April 2000, served as interim President and CEO and Chairman of the Board of Directors of the Company) to form a corporation, ATM Service, Ltd. ("ATM Ltd."), owned equally by the Company and Warren Rothstein. Warren Rothstein obtained his interest in the joint venture in exchange for agreeing to manage ATM Ltd. and sourcing goods and services for ATM Ltd. to sell through its web site. The corporation was formed to provide inventory liquidation and other forms of asset recovery services primarily by e-commerce over the Internet.

The Company committed to issue 5,000,000 shares (subsequently reduced to the issuance of 4,000,000 shares) of common stock to Warren Rothstein for services to be rendered to ATM Ltd. over a 6-year period. The agreement provided that the shares issued would be subject to forfeiture to the extent of 200,000 shares in each quarter that Warren Rothstein failed to provide listings of merchandise with a retail value of $1,250,000 for sale on ATM Ltd.'s web site. The shares had voting and dividend rights, but could not be transferred except in accordance with the agreement. The Company recorded deferred compensation of $5,000,000 at the date of the agreement for the shares issued, which was reduced to $4,000,000 in July 1999, as a result of the amendment discussed below. As the shares were earned, the Company recorded a charge to expense for the then fair value of such shares. During the year ended September 30, 1999, the restriction on 600,000 of these shares was released and the Company recorded a charge of $800,000 which is included in equity loss because the Company had a 50% interest in ATM Ltd. when the restriction on the shares was released. During the year ended September 30, 2000, an additional 800,000 shares were released and the Company recorded a charge of $1,050,000 which is included in selling, general and administrative expense in its statement of operations. In November 2000, Warren Rothstein returned the remaining 2,600,000 unearned shares to the Company and they were retired as treasury stock. (Note 14)

In February 1999, the Company acquired from Positive Asset Remarketing ("PAR"), the ATM Center System, a proprietary system for online electronic trading and banking, which it contributed to ATM Ltd. The Company issued 3,500,000 shares of its common stock valued at $5,250,000 and cash of $750,000 to PAR. In addition, the Company agreed to fund the costs of maintaining, operating and updating the web site until ATM Ltd. was funded to the satisfaction of Warren Rothstein and the Company, after which the Company would be reimbursed for such costs by ATM Ltd. The Company's then-CEO and principal stockholder, Robert D. Kohn, as a shareholder of PAR, received 1,166,667 shares of the Company's common stock and $250,000 of the proceeds from the sale of the system to the Company. The Company recorded the transfer of the technology at its carrying value of $6 million and recorded an investment in ATM Ltd. The Company was accounting for its investment under the equity method and as such, was amortizing the amount by which its carrying value exceeded its share of the underlying net assets of ATM Ltd. over a three-year period. Amortization expense of $417,000 was recorded and included in equity loss in the Company's statement of operations for the year ended September 30, 1999, with a corresponding decrease in the investment.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

As a condition to the acquisition of The Intrac Group in July 1999, the agreement with Warren Rothstein was amended and the Company received 26% of Warren Rothstein's holdings in ATM Ltd., and reduced the number of contingent shares issuable to Warren Rothstein to 4,000,000. No value was assigned to the 26% interest in ATM Ltd. received from Warren Rothstein as the Company's basis in ATM Ltd. did not change. The Company immediately issued 24% of its interest in ATM Ltd. that was received from Warren Rothstein to the former shareholders of The Intrac Group resulting in the Company increasing its ownership interest in ATM Ltd. from 50% to 52%, Warren Rothstein owning a 24% interest and the former shareholders of The Intrac Group owning a 24% interest. (See acquisition of The Intrac Group below.) Based on the increase in the Company's ownership to 52%, the Company began consolidating ATM Ltd. on July 23, 1999, under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The Company valued its net investment in ATM Ltd. at the carrying value of its equity investment at the date of acquisition as there were no significant operations of the ATM Ltd. from the date of the Company's original equity investment through the date the Company obtained a controlling interest. The detail of the results of operations of ATM Ltd. have been included in the Company's statement of operations since July 23, 1999, when the Company acquired a controlling interest.

In September 1999, the Company determined that it would not use the ATM Center System technology and the Company licensed new technology from entrade.com, a subsidiary of Entrade Inc. While the Company may sell or license the ATM Center System technology to others, no customers had been identified and no marketing efforts had commenced. In accordance with SFAS 121 and the Company's policies, the ATM Center Systems technology was classified as an asset to be held or used and not an asset to be disposed of since management had not committed to a plan to dispose of the technology. There was no readily determinable market to evaluate the fair market value of this technology. Therefore, as the Company did not have an alternative future use, the Company determined the fair value of the technology to be zero and recorded an impairment loss of $5,583,000 at September 30, 1999.

In July 1999, the Company loaned $3.5 million to fund ATM Ltd.'s operations with interest payable at 6%, $1 million of which ATM Ltd. has loaned to The Intrac Group, Ltd. The principal and interest accrued are due upon the earlier of 10 years, an initial public offering of ATM Ltd. or the receipt of $15 million in financing for ATM Ltd. In June 2000, the Company loaned ATM Ltd. an additional $83,000 which was due on or before September 16, 2000, of which ATM Ltd. repaid $10,000 in August 2000. In August 2000, the Company loaned an additional $465,000 to ATM Ltd., due within three years. ATM Ltd's. 9.5% ownership interest in AssetControl.com, LLC serves as collateral for the Company's loans to ATM Ltd. The loans to both ATM Ltd. and Intrac eliminate in the consolidated financial statements.

During 1999, all of the losses incurred by ATM Ltd., including the portion attributable to Warren Rothstein for his minority interest, were allocated to the Company. Warren Rothstein did not make any capital contributions to ATM Ltd. from its inception and, as a result, has no basis in ATM Ltd. Therefore, the Company has recorded no minority interest in its balance sheet at September 30, 2000 and 1999. Additionally, Warren Rothstein is not required to make any capital contribution to ATM Ltd. for losses incurred by ATM Ltd.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

In March 2000, ATM Ltd. joined with Textron Financial Corporation ("Textron"), Entrade Inc. ("Entrade") and Safeguard Scientifics, Inc. ("Safeguard") to form AssetControl.com, LLC ("AssetControl"), a company that provides asset disposition services for excess industrial equipment, machinery and other assets. AssetControl is owned 47.5% by Textron, 38% by Entrade, 9.5% by ATM Ltd., and 5% by Safeguard. ATM Ltd. and Entrade have agreed that, although ATM Ltd. owns only 9.5% of AssetControl, ATM Ltd. will receive 50% of the aggregate amount of any distributions paid by AssetControl. ATM is accounting for its investment in AssetControl under the cost method of accounting. ATM Ltd.'s carrying value for its investment is zero because ATM Ltd. did not pay for its interest in AssetControl. ATM Ltd. pledged its ownership interest in AssetControl to the Company as collateral for loans made to ATM Ltd.

In July 2000, ATM entered into an agreement with Juan Torrents & Assoc. ("JTA") to form a joint venture known as FreeTradeZones.com. The purpose of the joint venture is to use the ATM e-commerce platform to provide asset management and disposition services, bulk and specific sales of products and services, both off-line and on-line, auction services and other transactions, such as trade and barter, to companies located within the Free Trade Zones. In November 2000, ATM advanced $12,500 to the joint venture to pay for the initial travel costs and expenses of implementation. This advance is to be repaid from the first funds available to the joint venture. ATM has a 62% equity interest in the joint venture and the right to receive 50% of any distributions of available cash by the joint venture. JTA owns the remaining 38% of the joint venture and has the right to receive the other 50% of the cash distributions from the joint venture. As of September 30, 2000, FreeTradeZones.com had not begun operations nor did it have any assets or liabilities.

In October 2000, Warren Rothstein resigned as Chairman of ATM Ltd. and The Intrac Group, Ltd. In connection with the resignation, he relinquished his entire equity interest in ATM Ltd. and an additional 2,600,000 shares of the Company's common stock which, together with the shares previously relinquished and shares sold by Warren Rothstein, reduced the number of shares of the Company's common stock held by Warren Rothstein on November 15, 2000 to 1,380,000. The Company's ownership interest in ATM Ltd. increased to 68%.

THE INTRAC GROUP, LTD.

On July 23, 1999, the Company acquired all the outstanding shares of capital stock of The Intrac Group ("Intrac") in exchange for 1,000,000 shares of the Company's common stock, $1,500,000 in cash, a 24% interest in ATM Ltd., and the assumption of liabilities of approximately $2,755,000, which primarily consisted of accounts payable and accrued liabilities. No value has been assigned to the 24% interest in ATM Ltd. because ATM Ltd. had no substantive activity prior to the Intrac acquisition and the only significant asset was written off in 1999. The detail of the results of operations of Intrac have been included in the Company's statement of operations since July 23, 1999.

The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The Company valued the 1,000,000 shares of its common stock at $1,500,000, resulting in a total purchase price of Intrac of $3,608,000, including the cash, transaction costs and the net liabilities assumed. The Company assumed the operating liabilities of Intrac of $2,755,000 at the date of acquisition. The Company has allocated the purchase price and determined that the costs in excess of assets acquired (goodwill) is $3,608,000. At December 31, 1999, the purchase price and goodwill were adjusted for additional liabilities totaling $1,400,000. The goodwill was being amortized over a five-year period. Goodwill amortization of $1,078,000 and $109,000 is included in the statement of operations for the years ended September 30, 2000 and 1999, respectively. At September 30, 2000, the Company compared the estimated future cash flows from Intrac's known and consummated transactions with the carrying value of the goodwill recorded on this investment and determined the remaining unamortized goodwill of $3.9 million was impaired. The Company has recorded an impairment charge of $3.9 million in the statement of operations for the year ended September 30, 2000.

The following unaudited proforma financial information presents the combined results of operations as if the Intrac acquisition had occured on October 1, 1998 and October 1, 1997, respectively, after giving effect to adjustments including goodwill amortization, income taxes and employment agreements. The unaudited proforma information does not necessarily reflect the results of operations that would have occurred had the Company and Intrac been a single entity during such periods.

                                                                Year ended
                                                               September 30,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Revenue ..................................................... $ 8,555  $11,337
Proforma net income (loss) ..................................     392   (1,447)
Proforma diluted net income (loss) per share ................     .02     (.15)

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

REAL QUEST, INC./NAI DIRECT, INC./NEW AMERICA NETWORK, INC.

On September 23, 1999, the Company acquired 80% of the common stock of Real Quest, Inc. ("Real Quest") from New America Network, Inc. ("NAI") in exchange for 750,000 shares of its common stock. Real Quest's only asset is its 80% ownership of NAI Direct, Inc. ("NAI Direct"). NAI Direct conducts its operations through its web site that permits users to obtain commercial real estate services on-line. There were no significant operations of NAI Direct at the date of the acquisition. The Company also delivered an additional 750,000 shares to an escrow agent, to be released to New America Network, Inc. if NAI Direct attained revenues of $2 million within the 24-month period following the launch of its web site. The Company valued the 750,000 shares of its common stock at $1,125,000. At September 23, 1999, no value was assigned to the contingent shares as the contingency had not yet been resolved. The Company accounted for this acquisition under the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on estimated fair values at the date of acquisition. The Company has determined that the costs in excess of assets acquired (goodwill) is $1,385,000. The goodwill was being amortized over a five-year period. Amortization expense for the year ended September 30, 2000 was $277,000.

In fiscal 2000, the Company loaned NAI Direct $2,090,000 with interest payable at 6% to fund operations. The principal and accrued interest were due upon the earlier of (1) 10 years, (2) an initial public offering of NAI Direct with net proceeds exceeding $5,000,000, or (3) issuance of indebtedness or the sale of any assets or ownership interest in NAI Direct which results in funds in excess of $5,000,000. Additionally, the Company agreed to provide up to $2,910,000 in working capital to NAI Direct within 18 months of September 30, 1999 in the form of a loan or otherwise.

NAI Direct licensed a transaction management software application called REALTrac from NAI under an agreement in which NAI Direct will pay NAI a royalty fee equal to 5% of NAI Direct's gross revenue for each month. In March 2000, the Company guaranteed the obligations of NAI Direct under a lease of computer equipment and network software which requires payments totaling $100,000 over a two-year term with an option to purchase at lease end. In December 2000, the Company was notified of NAI Direct's default under the lease and a demand for payment was made pursuant to the Company's guarantee. The Company has been provided oral assurances by NAI Direct that it will satisfy its obligation under the equipment lease.

In January 2000, NAI Direct invested $50,000 in Sidewalk Associates, LLC which in turn acquired preferred stock of First Mile Networks, Inc., a privately held Delaware corporation. In September 2000, NAI Direct sold its interest in Sidewalk Associates, LLC to Gerald Finn, Chairman of NAI Direct, for $55,000. A gain of $5,000 is reflected as other income in the statement of operations for the year ended September 30, 2000.

NAI provided various services including rental space and shared personnel and has made payments on behalf of NAI Direct. The total services and payments were $588,000 for the period from acquisition through September 27, 2000 at which time, $239,000 remained due from NAI Direct to NAI.

On September 27, 2000, the Company restructured its relationships with NAI Direct, Real Quest, and NAI. The Company loaned an additional $250,000 to NAI Direct, which was guaranteed by NAI. The loan is convertible into shares of common stock of NAI at the Company's option, at a price equal to the lesser of $5 per share or the then current market value. In addition, pursuant to a Stock Purchase Agreement, the Company (1) acquired a 4% equity interest in NAI; (2) was released from its obligation to provide an additional $2,660,000 in working capital loans to NAI Direct; (3) transferred to NAI the notes evidencing the $2,090,000 in prior loans that the Company made to NAI Direct and 79 of the Company's 80 shares in Real Quest; and (4) agreed to cause the escrowed 750,000 shares of the Company's common stock to be released from escrow and delivered to NAI.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

In the year ended September 30, 2000, the details of the results of NAI Direct are included in the statement of operations of the Company through the date of the restructuring. Commencing on September 27, 2000, the Company is accounting for its investments in NAI and Real Quest under the cost method of accounting.

ASSETTRADE.COM

On April 7, 1999, the Company acquired from Admiral Asset Group, Inc. ("Admiral"), a privately held company, its 2% ownership interest in AssetTRADE.com and Admiral's network of business contacts in exchange for 750,000 shares of its common stock and the assumption of accrued liabilities for operating expense of Admiral for one year. The Company's total ownership percentage in AssetTRADE.com was 2% after the acquisition and subsequently diluted to less than 1% in December 2000. The Company valued the 750,000 shares of its common stock at $1,125,000. The Company allocated the entire purchase price of $1,605,000 to the ownership interest in AssetTRADE.com because the other assets acquired were inconsequential, and accounted for its investment under the cost method. Admiral provides consulting services generally paid on commission basis in the asset management, real estate and barter business.

WWWX-JENCOM, LLC

In February 1999, the Company entered into an agreement with JenCom Digital Technologies, LLC ("JenCom") whereby the Company acquired, for 2,000,000 shares of common stock of the Company, four of JenCom's proprietary Internet software technologies (the "JenCom Assets"). The 2,000,000 shares issued were valued at $3,000,000. The Company then assigned the JenCom Assets to WWWX-Jencom, LLC ("WJC"), a limited liability company which is owned 50% by JenCom and 50% by the Company. WJC was formed to further develop and market the Internet technology products acquired from JenCom. The purchased products represent research and development in process and were not technologically feasible at the acquisition date and were written off as purchased research and development in the statement of operations for the year ended September 30, 1999.

During 1999, the Company also loaned $900,000 to WJC. The interest free loan is repayable upon the earliest to occur of the following: (1) 10 years from March 15, 1999, (2) a third-party investment in WJC of $10,000,000, or (3) the sale of any asset of WJC that generates gross proceeds of $5,000,000 or more. Out of the proceeds of the loan, $350,000 was advanced from WJC to Vision Technology, Inc. (see below).

The Company is accounting for its investment in WJC under the equity method. The Company has included its share of the net losses of WJC as equity loss in the statement of operations, with a corresponding reduction of its investment in WJC at September 30, 2000 and 1999. During the year ended September 30, 2000, the Company's investment in WJC was reduced to zero and no further equity losses are being recognized because the Company is not required to make any additional loans or contributions. JenCom is providing all employees for the development of the four products and is being reimbursed at the fair value of the costs incurred. Although the Company agreed to file a registration statement before May 17, 2000 for the 2,000,000 shares issued to JenCom, it has not yet done so.

VIDEONET CORP.

In July 1999, the Company advanced $100,000 to VideoNet Corp. ("VideoNet"), evidenced by a 12%, $100,000 convertible note. In fiscal 2000, the note and the accrued interest were converted into convertible preferred stock of VideoNet, representing approximately 2.4% of the outstanding capital stock of VideoNet. VideoNet is a privately held company that is developing video conferencing services through proprietary technology. The Company is accounting for this investment under the cost method.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

The Company evaluated the carrying value of its ownership interest in VideoNet. Based on its review of VideoNet's business plan and the lack of sufficient capital at September 30, 2000, the Company recorded a valuation allowance of $100,000, representing the total cost basis of its investment in VideoNet.

ONE WORLD NETWORKS INTEGRATED TECHNOLOGIES, INC.

In March 1999, the Company paid $675,000 for approximately 450,000 shares, representing approximately 5% of the outstanding shares, of One World Networks Integrated Technologies, Inc. ("One World"), a privately held company that is an e-commerce-based virtual community of celebrity-branded web sites and products. The Company is accounting for this investment under the cost method. As a result of a recapitalization and funds from additional investors, the Company's interest at September 30, 2000 is 1,661,090 shares, representing approximately 2.6% of the outstanding shares of One World.

VISION TECHNOLOGIES, INC.

In March 1999, the Company agreed in principle to acquire Vision Technologies, Inc. ("Vision") for cash and stock. Vision is a privately held company that is developing high-performance digital video imaging technologies. At the time of investment, Mr. Bjorn Koritz, the Company's then Vice President, General Counsel, Secretary and a Director, was a Director of Vision, its General Counsel and a holder of 10% of Vision's common stock. In July 1999, the agreement was amended so the Company would make an investment in Vision rather than acquire it. The Company advanced $850,000 in cash to Vision. Additionally, $350,000 was advanced by WJC. In August 1999, the term sheet was terminated, and Vision had the option to either return the cash to the Company within 180 days or convert that amount into shares of Vision common stock. The Company's advances were converted into 301,128 shares of Vision common stock, representing 3.5% of Vision.

The Company evaluated the carrying value of its ownership interest in Vision. Based on its review of Vision's business plan and the lack of sufficient capital, at September 30, 1999, the Company recorded a 100% valuation allowance of $1,025,000 representing the cash advances of $850,000 and its 50% ownership of the advances made by WJC.

INTERCOMMERCE CHINA, LLC.

In January 2000, the Company obtained a 33.33% interest in InterCommerce China, LLC ("ICC"). The Company issued 1,500,000 shares of its stock to JenCom Digital Technologies in exchange for the ownership interest. The shares were valued at $1.50 per share resulting in a total purchase price of $2,250,000. The Company is accounting for this investment under the equity method. Additionally, the Company agreed to issue an additional 1,500,000 shares upon ICC's merger or conversion or consolidation into a publicly traded entity in a transaction which involves $5,000,000 invested in ICC or a $50,000,000 ICC market capitalization within a period of four years. ATM Ltd. also entered into a ten-year exclusive operating agreement to distribute and sell all merchandise, equipment, goods, and other products that ICC receives, sells or distributes from or to the Peoples Republic of China under agreements with the China Product TradeNet Center, a Chinese government agency responsible for managing overstocked inventory in Chinese state-owned factories throughout China. However, ATM Ltd. subsequently agreed to relinquish its exclusive rights under that agreement and has not marketed any goods for ICC. Pursuant to the operating agreement of ICC, two of the Company's former officers and directors each have the option to purchase a 0.625% interest in ICC. The options become exercisable upon the public issuance of any class of securities of ICC at an exercise price equal to 30% of the fair market value of the option interest as of the date of the operating agreement.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. ACQUISITIONS OF OWNERSHIP INTERESTS IN AFFILIATED COMPANIES (CONTINUED)

The Company evaluated the carrying value of its ownership interest in ICC. Based on its review of ICC's business plan and the lack of sufficient capital or operations, at September 30, 2000, the Company recorded a 100% valuation allowance of $2,250,000 representing the total cost basis of its investment in ICC.

The following summarizes the Company's ownership interests in and advances to Affiliated Companies accounted for under the equity method and cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2000. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company (in thousands).

                                                          TOTAL CARRYING
                                                               VALUE
                                                         ------------------
                                       VALUATION  COST    SEPTEMBER SEPTEMBER
                   INVESTMENT ADVANCES ALLOWANCE BASIS    30, 2000  30, 1999
                   ---------- -------- --------- -------  --------  --------

Equity method:
WJC (1)...........   $    -    $ 900   $ (175)   $ 725    $    -    $  364
ICC...............    2,250         -  (2,250)       -         -         -
                    --------  ------- --------- -------  --------  --------
                      2,250       900  (2,425)     725         -       364
Cost Method:
VideoNet..........        -       100    (100)       -         -       100
One World Direct,       675         -       -      675       675       675
  Inc,............
Vision............        -       850    (850)       -         -         -
NAI and Real Quest      789       250       -    1,039     1,039         -
AssetTRADE.com....    1,605         -       -    1,605     1,605     1,605
Other.............       81         -     (81)       -         -         -
                    --------  ------- --------- -------  --------  --------
                      3,150     1,200  (1,031)   3,319     3,319     2,380
                    --------  ------- --------- -------  --------  --------
Total.............   $5,400    $2,100  $(3,456)  $4,044   $3,319    $2,744
                    ========  ======= ========= =======  ========  ========


(1) The carrying value of the Company's investment in WJC has been reduced to zero through recognition of its share of equity losses in WJC.

6. CUMULATIVE CONVERTIBLE DEBENTURES

In April 1998, Keiretsu sold $502,500 of Series A 12% Cumulative Convertible Promissory Notes, which debt was assumed by WWWX in May 1998 when it merged with Keiretsu, and 502,500 shares of restricted common stock for a total of $502,500. The issuance of the Notes resulted in a debt discount of $251,000. During the period from July through August 1998, the notes were converted into 502,500 shares of common stock of WWWX and the unamortized debt discount was included in stockholders' equity.

In March 1999, the Company sold, through a private placement, $990,000 of Series A 6% Cumulative Convertible Debentures ("Debentures") due and payable 12 months from the issue date. The debenture holders have the right to convert into shares of common stock of the Company after the earlier of (1) the effective date of a registration statement to be filed by the Company registering the resale of the shares, or (2) 120 days after the filing of such registration statement. The right to convert expires if not so exercised. The conversion price is the lesser of (1) a 35% discount to the five-day average closing bid price preceding the conversion date, as defined, or (2) the five-day average closing bid price of the common stock immediately preceding the closing date of the debenture offering. The conversion price is not less than $.25 per share and not more than $1.50 per share.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. CUMULATIVE CONVERTIBLE DEBENTURES (CONTINUED)

The placement agent received cash of $129,000 and 98,950 shares of the Company's common stock valued at $149,000 for the offering of the debentures. The amounts paid to the placement agent were recorded as debt issuance costs and are being amortized over the term of the debt agreement.

The Debentures provide for penalties if a registration statement to register the shares to be issued upon conversion is not filed within 60 days of the sale of the Debentures and declared effective within 90 days from the date of filing due to the failure of the Company to exercise reasonable diligence. Management believes it has exercised reasonable diligence, however, a registration statement has not been filed. Therefore, penalties of $150,000 have been accrued at September 30, 1999.

On March 27, 2000, fourteen of the sixteen holders of the Debentures, representing $865,000 in principal amount, converted their Debentures and accrued interest and penalties into an aggregate of 705,014 shares of the Company's common stock in full satisfaction of the Company's obligations to those holders under their Debentures. The Company has included an inducement expense totaling $90,000 in the statement of operations for the year ended September 30, 2000. The Company has committed to file a registration statement covering the 705,014 shares within 60 days of the effectiveness of the Company's registration statement on Form 10. There are no penalties accrued relating to the Company's failure to file a registration statement covering the shares issued.

At September 30, 2000, Debentures totaling $125,000 in principal remain outstanding. At September 30, 2000, the Company has accrued $79,000 in penalties and $11,500 in interest related to these outstanding Debentures. In December 2000, the Debenture holders asserted a demand for payment of the outstanding principal, accrued interest, and penalties.

7. CONVERTIBLE PROMISSORY NOTE

In August 2000, the Company borrowed $3,600,000 from an affiliate of the investment bank which, in 1999, purchased 2 million shares of the Company's stock and raised in excess of $11 million for the Company in a private placement offering (Note 9).

The loan must be repaid on or before September 1, 2001; however, the lender may, at its option, extend the maturity date for up to an additional two years. Interest is payable at a rate of 10% per year, upon maturity. The loan may be converted, at the lender's option, at any time prior to maturity into common stock of the Company at a rate of $.75 per share. The loan may be prepaid in whole or in part, at any time upon at least ten days written notice to the lender. In the event of any prepayment, however, the Company will issue to the lender a warrant to purchase common stock in an amount equal to the prepayment at $.75 per share, exercisable at any time prior to maturity. Any common stock held by the lender or underlying the warrant issued is subject to anti-dilution rights. In addition, the lender has two demand registration rights and unlimited piggyback registration rights. The lender secured the loan with a first priority security interest in all of the Company's assets. At September 30, 2000, the Company has accrued interest of $36,500 on the loan.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                           2000       1999
                                        ----------- ----------

 Deferred tax assets:
 Loss in unconsolidated subsidiary       $ 4,972     $ 2,865
 Purchased research and
 development and other
   intangibles.......................      2,470       1,174
 Other reserves......................      1,433         548
 NOL carryforward....................      2,703         716
                                        ----------- ----------
 Deferred tax assets.................     11,578       5,303
 Less valuation allowance............    (11,350)     (2,865)
                                        ----------- ----------
 Total deferred tax assets...........        228       2,438
 Deferred tax liabilities:
 Deferred gain on sale of
  subsidiary.........................          -      (8,902)
 Other...............................       (228)       (659)
                                        ----------- ----------
 Total deferred tax liabilities......       (228)     (9,561)
                                        ----------- ----------
 Total net deferred tax liabilities..    $     -     $(7,123)
                                        =========== ==========

At September 30, 2000, a full valuation allowance has been recorded due to the uncertainty of the Company's ability to realize the deferred tax assets. At September 30, 1999, a valuation allowance equal to the net deferred tax asset of a subsidiary not consolidated for tax purposes has been recorded on the basis of uncertainty with respect to the ultimate realization by the unconsolidated subsidiary. At September 30, 2000, the Company has available net operating loss carryforwards of approximately $7,591,000 which expire in the years 2012 to 2019 for federal purposes and 2004 and 2006 for state purposes. The timing and manner in which the Company will utilize net operating loss carryforwards in any year, or in total, may be limited by Section 382 of the Internal Revenue Code.

A reconciliation of income tax expense to amounts computed using federal statutory rates is as follows (in thousands):

                                          2000      1999     1998
                                        ---------- -------- --------

Income tax expense (benefit) computed
  at federal statutory rate (35%)........$(15,381)   $2,906   $   82
Goodwill amortization....................     604        19        -
State income tax (benefit) expense, net..  (1,790)      515        -
Nondeductible transaction costs..........       -       176        -
Other....................................   1,219       464        -
Increase in valuation allowance..........   8,485     2,783       82
                                         --------    ------   ------
Income tax (benefit) expense.............$ (6,863)   $6,863   $    -
                                         ========    ======   ======

Included in income tax expense for the year ended September 30, 1999 are deferred federal and state income taxes of $6,070,000 and $793,000, respectively. There are no current income taxes for the years ended September 30, 2000, 1999 and 1998.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

During 1998, the Company issued 1,513,500 shares of its common stock for cash of $474,000, net of issuance costs, and for services rendered resulting in expense of $20,000 for the value of the shares.

In March 1999, an investment bank purchased 2,000,000 shares of the Company's common stock for $3,000,000. The investment bank received $390,000 in commissions and expenses for this sale and warrants to purchase 200,000 shares of common stock at $1.80 per share. The warrants expire on July 23, 2002. Pursuant to a stock purchase agreement, the shares sold were to be registered through the filing of a registration statement by October 4, 1999 or the Company may be subject to a penalty of additional shares until a registration statement covering such shares is declared effective. The Company estimated that, at September 30, 2000, 2,400,000 shares of common stock will be issued under the penalty provisions. The company has included the shares to be issued under the penalty provision in its loss per share calculation for the year ended September 30, 2000. As of December 31, 2000, the Company will have an obligation to issue an additional 600,000 shares under the penalty provision. However, the Company believes that the number of the penalty shares provided for by the stock purchase agreement is unreasonable. The Company intends to either renegotiate the number of penalty shares to be issued or to contest the enforceability of the provision of the stock purchase agreement that provides for the issuance of the penalty shares.


In May 1999, the Company entered into an agreement with the same investment bank to sell shares of the Company's common stock in a private placement. The offering closed on September 22, 1999 and the Company issued 7,404,669 shares of common stock for an aggregate purchase price of $11,107,003. The investment bank received $1,470,000 in cash commissions for the placement of the stock and warrants to purchase 740,467 shares of the Company's common stock at $1.80 per share. The warrants expire on various dates from July 31, 2002 to September 22, 2002.

During fiscal 1999, the Company also issued 310,000 shares of common stock for services rendered. The issuance of the shares resulted in expense of $464,000, which is included in the statement of operations.

During fiscal 1999, the Company issued warrants to purchase 200,000 shares of its common stock for services rendered. The warrants are exercisable at $2.25 per share and expire on April 2, 2003. The issuance of warrants resulted in expense of $256,000, which is included in the statement of operations. The fair value for these warrants was estimated at the date of grant using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the warrants of 2 years and volatility of 215%.

In December 1999, the Company issued 50,000 shares of its common stock for the lease of office space. The stock was valued at $1.50 per share resulting in a total lease value of $75,000. The lease is effective for a term of 60 months. The Company is recording rent expense of $1,250 per month for the use of the office space. At September 30, 2000, the Company has included $15,000 in prepaid expenses and $38,750 in other assets in the balance sheet.

During fiscal 2000, the Company issued warrants to purchase 500,000 shares of its common stock for services rendered in fiscal 1999. The warrants were exercisable at $4.00 per share and expire on February 1, 2001. The issuance of the warrants resulted in expense of $430,000, which was included in the statement of operations for the year ended September 30, 1999. The fair value for the warrants was estimated at the date of grant using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the warrants of 1 year and volatility of 215%.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. STOCKHOLDERS' EQUITY (CONTINUED)

During fiscal 2000, the Company also issued 55,000 shares of common stock for services rendered. The issuance of the shares resulted in expense of $83,000, which is included in the statement of operations.

During fiscal 2000, the Company modified the terms of previously issued warrants to an outside consultant to purchase 500,000 shares of its common stock. The warrants were re-priced from an exercise price of $4.00 per share to an exercise price of $0.75 per share and the expiration date of the warrants was extended for three years to August 31, 2003. The modification of the terms of the warrants resulted in expense of $195,000, which is included in the statement of operations. The fair value for the modified warrants was estimated at the date of the modification using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the warrants of 3 years and volatility of 203%.

During fiscal 2000, the Company issued immediately exercisable warrants to purchase 1,500,000 shares of its common stock for services to be rendered over 24 months from October 1, 2000 to September 30, 2002. The warrants are exercisable at $0.75 per share and expire on September 1, 2003. The issuance of warrants resulted in a prepaid expense of $1,050,000, which is included in the balance sheet at September 30, 2000 in prepaid expenses and other assets. The Company is recording consulting expenses over the 24-month period during which the services are to be provided. The fair value for these warrants was estimated at the date of grant using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the warrants of 3 years and volatility of 203%.

The weighted average fair value of warrants issued during the years ended September 30, 2000 and 1999 was $0.84 and $1.28, respectively.

COMMON STOCK OPTIONS

The Company has two stock option plans, the 1999 Equity Compensation Plan (the "1999 Plan") and the 2000 Equity Option Plan (the "2000 Plan") whereby the Company may grant incentive and non-qualified stock options to purchase shares of the Company's common stock or restricted shares of the Company's common stock, to employees, non-employee directors, and advisors and consultants. Under the 1999 Plan, generally, twenty-five percent of the options were exercisable on the first anniversary of the date of the participant's hire date. The additional amounts become exercisable at varying rates from 6.25% on the last day of each quarter thereafter. In August 2000, options to purchase 1,090,000 shares of the Company's common stock were modified or issued so that they were immediately exercisable. The Company has reserved 1,240,000 shares of its common stock to be issued under the 1999 Plan. Under the 2000 Plan, options to purchase 3,475,000 shares of the Company's common stock were issued that were exercisable upon issuance. The remaining stock options issued under the 2000 Plan (6,000,000 shares) become exercisable over various dates ranging from one to five years. The Company has reserved 12,912,400 shares of its common stock to be issued under the 2000 Plan.

The incentive stock options may be granted at not less than the fair market value of the shares at the date of grant, and the non-qualified stock options may be granted at no less than eighty-five percent of the fair market value of the shares at the date of grant. The fair market value of the Company's common stock is determined by the Board of Directors based on the trading price of the Company's stock at the date of grant. Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




9. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at September 30, 2000 and 1999:

                                                            WEIGHTED
                                                            AVERAGE
                                                           REMAINING
                                              WEIGHTED    CONTRACTUAL
                   PER SHARE   NUMBER OF    AVERAGE PER       LIFE
                     PRICES      SHARES     SHARE PRICE     (YEARS)
                   ----------- -----------  ------------- -------------

September 30, 1999     $2.69     915,000        $2.69          9.9
                   =========== ===========  ============= =============

September 30, 2000  $0.40 -
                       $5.15   10,715,000       $0.62          9.9
                   =========== ===========  ============= =============

4,827,500 and 0 options were exercisable at September 30, 2000 and 1999, respectively.

SFAS No. 123 requires pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following assumptions for all periods presented: risk-free interest rate of 6%, dividend yield of 0%, an average expected life of the option of 4 years. The volatility used in the Black-Scholes method was 203% and 215% for the years ended September 30, 2000 and 1999, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except per share data):

                                      YEAR ENDED SEPTEMBER 30
                                        2000          1999
                                     ------------  ------------

Net income (loss):
  As reported......................    $(37,081)     $  1,612
  SFAS No. 123 pro forma...........     (37,199)        1,566
Diluted net income (loss) per share:
  As reported......................    $  (0.97)     $   0.07
  SFAS No. 123 pro forma...........    $  (0.97)     $   0.07

The weighted average fair value of options granted during the year ended September 30, 2000 for which the estimated fair value of the stock equaled the exercise price ranged from $0.53 to $4.95 per share and averaged $0.74. The weighted average fair value of options granted during the year ended September 30, 1999 for which the estimated fair value of the stock equaled the exercise price was $3.26 per share.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION ACTIVITY

A summary of stock option activity follows:

                                   YEAR ENDED             YEAR ENDED
                               SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                              ---------------------  ---------------------
                                          WEIGHTED              WEIGHTED
                                          AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE
                              ----------  ---------  ----------  ---------

   Outstanding at beginning
   of period                     915,000   $   2.69          -     $     -
   Options granted            10,595,000       0.69  1,210,000        2.69
   Options cancelled or
   expired                      (795,000)         -   (295,000)          -
                              ----------  ---------  ----------  ---------
   Outstanding at end of
   period                     10,715,000   $  $0.62    915,000     $  2.69
                              ==========  =========  ==========  =========

During fiscal 2000, the Company issued options to purchase 300,000 shares of its common stock to a non-employee for consulting services rendered. The options are exercisable at $0.75 per share and expire in 2010. The issuance of the options resulted in expense of $84,000, which is included in the statement of operations. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the options of 10 years and volatility of 203%.

In fiscal 2000, in connection with the termination of certain officers, directors and employees of the Company, the terms of previously issued options to purchase 865,000 shares of its common stock were modified. The options were re-priced from exercise prices ranging from $2.69 per share to $5.65 per share to an exercise price of $0.75 per share and the options became immediately exercisable. The modification of the terms of the options resulted in expense of $460,000, which is included in the statement of operations. The fair value for the modified options was estimated at the date of the modification using the Black-Scholes method with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, average expected life of the warrants of 3 years and volatility of 203%.

During the years ended September 30, 2000 and 1999, the Company issued 0 and 45,000 shares of restricted stock, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE

At September 30, 2000, the Company has reserved the following shares of common stock for issuance:

                                           SEPTEMBER
                                           30, 2000
                                          ------------

Convertible debt........................   5,390,000
Common stock options outstanding........  10,715,000
Common stock options available for grant   3,437,400
Common stock warrants...................   3,140,467
Registration penalty....................   2,400,000
                                          ------------
                                          25,082,867
                                          ============

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. SALE OF AFFILIATED COMPANY

In February 1999, the Company agreed to sell to Artra Group Incorporated ("Artra"), a publicly traded company, its 90%-owned Entrade subsidiary whose assets the Company acquired in December 1998 (Note 5). Concurrently, Entrade and Artra entered into a loan agreement whereby Artra agreed to lend up to $2,000,000 to Entrade. The shareholders of Artra approved the acquisition on September 23, 1999 and completed a reverse merger of Artra into a wholly owned subsidiary of Entrade. In the merger, Artra shareholders exchanged their Artra shares for Entrade common shares. As consideration for the sale of Entrade, the Company received 1,800,000 shares of Artra's common stock, trading now as Entrade as a result of the merger, and $1,300,000 in cash. Additionally, the Company received $1,302,000 of funding from Artra for the operations of Entrade from February 23, 1999 through September 23, 1999. The sale of Entrade resulted in a gain of $25,426,000, which is included in the statement of operations. The 1,800,000 shares of Entrade Inc. stock represented 15% of the combined company at the date of the transaction and have been recorded as short-term investments (Note 3).

As part of the Artra agreement, the Company's then Chairman, President, and CEO, Robert D. Kohn, entered into an employment agreement with entrade.com effective February 23, 1999 for a period of three years and as a result was required to resign all positions with the Company on September 23, 1999. He also received an option to purchase 1,000,000 shares of Artra stock at an exercise price of $2.75 per share.

The operations of Entrade have been included in the consolidated operations of the Company from December 1998 through September 23, 1999.

11. COMMITMENTS AND CONTINGENCIES

The Company has operating leases covering office space and office equipment. At September 30, 2000, future minimum lease payments on these noncancelable operating leases having initial or remaining terms of more than one year are $502,000 for 2001, $509,000 for 2002, $386,000 for 2003, and $327,000 for 2004.
Rent expense under the operating leases was $482,000, $83,000, and $6,000, for the years ended September 30, 2000, 1999 and 1998, respectively.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to those actions will not materially affect the financial position, results of operations or cash flows of the Company and its subsidiaries.

The Company also leases equipment under capital leases. Future minimum lease payments on capital leases, net of imputed interest of $2,600, are $39,000 for 2001.

In September 1999, ATM Ltd., licensed from entrade.com, Inc., a subsidiary of Entrade Inc., software which the Company sold in connection with its sale of Entrade. ATM Ltd. agreed to pay a one-time license fee to entrade.com by the issuance of $1,500,000 in combination trade credits. ATM Ltd. ascribed no value to this transaction as combination trade credits represent a best efforts obligation and have neither any recordable value nor represent any fixed or determinable liability. ATM Ltd. also agreed to pay continuing royalty payments equal to a percentage of all revenues from transactions generated by the use of the licensed software. The royalty payment percentage varies from 10% to 50% depending on the type of transaction.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands except per share data):

                                              YEAR ENDED SEPTEMBER 30
                                            2000        1999        1998
                                         -----------  ----------  ----------

   Net income (loss)....................  $ (37,081)    $  1,612    $   (219)
   Effect of dilutive securities:
     Convertible debentures.............          -           32           -
                                         -----------  ----------  ----------
   Adjusted net income (loss)...........    (37,081)       1,644        (219)
                                         ===========  ==========  ==========

   Weighted average number of common
     shares............................. 38,368,672   21,906,553  8,602,000
   Effect of dilutive securities:
     Stock options......................          -       27,736           -
     Convertible debentures.............          -      359,836           -
     Warrants...........................          -      124,169           -
                                         -----------  ----------  ----------
   Adjusted weighted average shares and
     assumed conversions                 38,368,672   22,418,294  8,602,000
                                         ===========  ==========  ==========

   Earnings (loss) per share:
     Basic............................... $   (0.97)    $   0.07    $ $(0.03)
     Diluted............................. $   (0.97)    $   0.07    $  (0.03)

Due to their anti-dilutive effect, dilutive securities were excluded from the computation of diluted net income (loss) per share for the years ended September 30, 2000 and 1998.

The 750,000 contingently issuable shares related to the Real Quest investment and 3,400,000 shares contingently issuable to Warren Rothstein were not included in the earnings per share calculation because the conditions related to the contingencies were not satisfied at September 30, 1999. At September 30, 2000, the 2,600,000 shares contingently issuable to Warren Rothstein were not included in the earnings per share calculation because the conditions related to the contingencies were not satisfied.


13. RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in Notes 5, 10, and 11, the Company has entered into the following related party transactions.

The Company provides or has provided various services including rental space and bookkeeping for Affiliated Companies and for Entrade. Total services provided to Affiliated Companies including Entrade during the years ended September 30, 2000 and 1999 were $103,000 and $184,000, respectively. The total due from Affiliated Companies and Entrade was $204,000 at September 30, 2000. Entrade provided technical consulting services to ATM Ltd. totaling $83,000 and $49,000 for the years ended September 30, 2000 and 1999, respectively, of which $62,000 has not been paid at September 30, 2000.

ATM Ltd. and Intrac each have made payments on behalf of the other entity. The net amount due from Intrac to ATM Ltd. was $879,000 and $1,058,000 at September 30, 2000 and 1999, respectively. These advances are eliminated in the consolidated financial statements.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company used the services of D&W Enterprises ("D&W") to manage its ATM Ltd. operations. D&W is 100%-owned by Deborah and Warren Rothstein, the Company's former CEO and Chairman. During the years ended September 30, 2000 and 1999, the Company paid $925,000 and $183,000, respectively, for the services rendered which represented the full cost incurred by D&W for the services rendered. ATM Ltd. also paid commissions totaling $138,000 and $0, respectively, to D&W during the years ended September 30, 2000 and 1999. ATM Ltd. reimbursed D&W for expenses paid by D&W on behalf of ATM Ltd. totaling $60,000 and $0, respectively, during the years ended September 30, 2000 and 1999. D&W assigned its rental lease for office space to ATM Ltd.at which time, ATM reimbursed D&W $22,000 for the lease security deposit. D&W is subleasing office space from ATM Ltd. for $4,000 per month for the period January 1, 2001 to June 30, 2001.

In June 1998, the Company entered into an agreement with Marlene A. Goss and Fern Entrekin. Ms. Goss is the sister of Robert D. Kohn, the Company's then CEO and primary stockholder. Ms. Goss and Ms. Entrekin developed an educational program to provide solutions to schools to build learning communities. The agreement contemplated the formation of a subsidiary of WorldWide Web NetworX Corporation, to be named EduNEXT, and the development of related web sites. The Company agreed to acquire the educational program in exchange for $50,000 of Company stock, at an agreed-upon value of $2.50 per share, to be paid as follows: 10,000 shares to be delivered upon the execution of the agreement and an additional 10,000 shares to be delivered one year from the execution of the agreement; and $53,500 in working capital with $15,000 to be paid immediately upon execution of the agreement and weekly payments totaling $38,500 for the remainder of the $53,500. As of December 31, 1999, the Company had issued 20,000 shares under this agreement and paid $31,500 to Ms. Goss. The parties subsequently determined not to proceed with this transaction.

In December 1998, the Company entered into an oral license agreement with BarterOne, LLC, in which the Company granted an exclusive, perpetual and royalty-free license for the use of the MARS System computer software, an Internet based e-commerce application, to BarterOne. The agreement memorializing the license was executed in May 1999 with entrade.com, which received all of BarterOne's rights under the license. The Company's then CEO, Robert D. Kohn, was also the President of BarterOne. The Company transferred all of the assets of BarterOne, including the license for the MARS System, to Entrade Inc. as part of the Company's sale of Entrade Inc. to Artra Group Incorporated in September 1999 (Note 9).

As discussed in Note 9, in March 1999, the Company entered into a stock purchase agreement with an investment bank that required the Company to invest in and execute a definitive agreement with JenCom to acquire a 50% interest in certain assets of JenCom which resulted in the Company's current ownership interest in WWWX-Jencom (Note 5). Affiliates of the investment bank own interests in International Commerce Exchange Systems, Inc., an indirect parent of JenCom and a member of InterCommerce China, LLC (Note 5).

In October 1999, the Company entered into a one-year agreement with the Company's former President, CEO and Chairman, Robert D. Kohn, under which he acted as a finder and/or financial consultant. The agreement provided for an annual fee of $60,000 for his consulting services as a non-refundable draw against future finder's fees for any introductions that result in a transaction that is consummated. The finder's fee was to be equal to a percentage of the consideration paid in the facilitated transaction, ranging from 5% for the first $1,000,000 to 1% of any consideration in excess of $7,000,000. There were no transactions consummated and no finder's fee paid in connection with the agreement.

The Company used McDermott, Will & Emery as outside legal counsel. During the years ended September 30, 2000 and 1999 the Company paid $192,000 and $58,500, respectively, for professional legal services. One of the Company's former directors was the partner in charge of the New York office of McDermott, Will & Emery.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers all of its employees. Participants may contribute 1% to 15% of pre-tax compensation. The Company may make discretionary contributions to the plan but has never done so.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial information for the years ended September 30, 2000, and 1999. The operating results for any given quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)

                                          Fiscal 2000 Quarter Ended
                                  Dec. 31  Mar. 31 Jun. 30  Sep. 30
                                  -------- ------- -------  --------

        Revenues                  $ 1,041  $   498  $ 1,210    $ 4,023
        Cost of revenues              931      373    1,037      3,888
        Selling, general and
        administrative              2,673    3,710    3,521      4,350
        Depreciation and
        amortization                  374      390      352        363
        Other operating costs           -        -        -      3,901
                                  -------  -------  -------   --------

        Loss from operations       (2,937)  (3,975)  (3,700)    (8,479)

        Other (expenses)
        income, net                  (258)    (234)  (1,734)   (22,758)
        Interest expense              (21)     (14)      (4)       (28)
        Interest income                83       56       27         32
                                  -------  -------  -------   --------

        Loss before income taxes   (3,133)  (4,167)  (5,411)   (31,233)
        Income tax (benefit)
        expense                      (517)    (733)     225     (5,838)
                                  -------  -------  -------   --------

        Net loss                  $(2,616) $(3,434) $(5,636) $ (25,395)
                                  =======  ======== ======== =========

        Net loss per share:
             Basic                $ (0.07) $ (0.09) $ (0.14) $   (0.67)
             Diluted                (0.07)   (0.09)   (0.14)     (0.67)
                                  -------  -------  -------  ---------

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                        Fiscal 1999 Quarter Ended
                               Dec. 31  Mar. 31  Jun. 30  Sep. 30
                               -------  -------  -------  -------

 Revenues                      $   163  $   164  $   166  $   846
 Cost of revenues                  109      106       60      517
 Selling, general and
 administrative                     78      455    1,648    3,099
 Depreciation and amortization       -       75      319      203
 Other operating costs               -    3,036        -    5,583
                               -------  -------  -------  -------

 Loss from operations              (24)  (3,508)  (1,861)  (8,556)

 Other (expenses) income, net      (71)    (340)    (675)  23,673
 Interest expense                    -        -      (99)    (120)
 Interest income                     -        6       10       40
                               -------  -------  -------  -------

 (Loss) income before income
 taxes                             (95)  (3,842)  (2,625)  15,037
 Income tax (benefit) expense        -        -        -    6,863
                               -------  -------  -------  -------

 Net (loss) income             $   (95) $(3,842) $(2,625) $ 8,174
                               =======  =======  =======  =======

 Net loss per share:
      Basic                    $ (0.01) $ (0.22) $ (0.10) $  0.40
      Diluted                    (0.01)   (0.22)   (0.10)    0.40
                               =======  =======  =======  =======



The selected quarterly financial information includes the accounts of the Company, its wholly owned subsidiary, Intrac, and its majority owned subsidiaries, ATM Ltd., and Real Quest, for each of the quarters in the year ended September 30, 2000. The selected quarterly information includes the accounts of the Company, its majority owned subsidiary, Entrade, for each of the quarters in the year ended September 30, 1999 and Intrac for the quarter ended September 30, 1999 from the date of acquisition and ATM Ltd. accounted for under the equity method for the quarters ended March 31, 1999, June 30, 1999 and ATM Ltd. consolidated for the quarter ended September 30, 1999 from the date the Company's ownership interest exceeded 50%.

                        WORLDWIDE WEB NETWORX CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



15. SUBSEQUENT EVENTS

In October 2000, Warren Rothstein resigned as Chairman of ATM Ltd. and The Intrac Group, Ltd. In connection with the resignation, he relinquished his entire equity interest in ATM Ltd. and an additional 2,600,000 shares of the Company's common stock which, together with the shares previously relinquished and shares sold by Warren Rothstein, reduced the number of shares of the Company's common stock held by Warren Rothstein on November 15, 2000 to 1,380,000. The Company's ownership interest in ATM Ltd. increased to 68%.

In October 2000, ATM Ltd. obtained a loan for $200,000 with interest payable monthly at the annual rate of 45%. The loan is due on January 31, 2001 and is collateralized by ATM Ltd.'s accounts receivable resulting from the sale of inventory.