Form 10-Q
period 2000-12-31
WORLDWIDE WEB NETWORX CORP
filed 2001-02-20
CIK 1064525

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

                     For the quarter ended December 31, 2000
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

                                  Yes  X     No

         Number of shares of Common Stock outstanding as of February 12, 2000:
                                38,915,596 shares

================================================================================

                        WORLDWIDE WEB NETWORX CORPORATION
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1 - Financial Statements:

Consolidated Balance Sheets...............................................................................................    3
  September 30, 2000 and December 31, 2000 (unaudited)

Consolidated Statements of Operations.....................................................................................    4
   Three Months Ended December 31, 2000 and 1999 (unaudited)

Consolidated Statements of Comprehensive Income...........................................................................    5
   Three Months Ended December 31, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows.....................................................................................    6
   Three Months Ended December 31, 2000 and 1999 (unaudited)

Notes to Consolidated Financial Statements (unaudited)....................................................................    7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.............................   13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................................   17

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................................   17

Item 2 - Changes in Securities and Use of Proceeds........................................................................   18

Item 3 - Defaults Upon Senior Securities..................................................................................   19

Item 4 - Submission of Matters to a Vote of Security Holders..............................................................   19

Item 5 - Other Events.....................................................................................................   19

Item 6 - Exhibits and Reports on Form 8-K.................................................................................   20

Signatures................................................................................................................   22

Exhibit Index.............................................................................................................   23

                        WORLDWIDE WEB NETWORX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           --------------------------------------
                                                                              DECEMBER 31         SEPTEMBER 30
                                                                           --------------------------------------
                                                                                 2000                 2000
                                                                           --------------------------------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...............................................          $ 1,432               $ 2,271
  Investments.............................................................            1,280                 6,005
  Accounts receivable, net of allowance for doubtful accounts ............              690                 1,587
  Inventory                                                                             644                   644
  Prepaid expenses........................................................              540                   700
                                                                           ----------------------------------------

Total current assets......................................................            4,586                11,207
Property and equipment, net...............................................              308                   319
Investments in and advances to Affiliated Companies.......................            3,319                 3,319
Deferred financing costs, net.............................................              167                   183
Other assets..............................................................              673                   679
                                                                           ----------------------------------------
Total assets..............................................................            9,053               $15,707
                                                                           ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses........................................................             $629                  $629
  Accounts payable........................................................            3,255                 3,505
  Deferred revenue........................................................            2,911                 3,117
  Current portion of capital lease obligation.............................               32                    39
  Convertible debentures .................................................              125                   125
  Notes payable......................................................                   200                     -
  Convertible loan...................................................                 3,600                 3,600
                                                                           ----------------------------------------

Total current liabilities.................................................           10,752                11,015


Stockholders' equity:
  Common stock............................................................               39                    42
  Additional paid-in capital..............................................           40,340                42,938
  Retained earnings (deficit).............................................          (37,353)              (35,688)
  Unearned stock compensation.............................................                -                (2,600)
  Accumulated other comprehensive income..................................           (4,725)                   --
                                                                           ----------------------------------------
Total stockholders' equity................................................            (1,699)                 4,692
                                                                           ----------------------------------------
Total liabilities and stockholders' equity................................            $9,053               $15,707
                                                                           ----------------------------------------


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)


                                                               -------------------------------------
                                                                       THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                               -------------------------------------
                                                                     2000              1999
                                                               -------------------------------------
Revenues......................................................       $1,229               $1,041
Operating expenses:
Cost of revenues..............................................        1,386                  931
                                                               -------------------------------------
  Gross profit................................................         (157)                 110
  Selling, general and administrative.........................        1,446                2,673
  Depreciation and amortization...............................           30                  374
                                                               -------------------------------------
Loss from operations..........................................       (1,633)              (2,937)

Other income (expenses):
  Interest expense............................................          (109)                (21)
  Interest income.............................................           77                   83
  Equity loss ................................................            -                 (258)
                                                               -------------------------------------
  Total other income (expenses)...............................          (32)                (196)
                                                               -------------------------------------

Loss before income taxes......................................       (1,665)              (3,133)
Income tax benefit............................................            -                 (517)
                                                               -------------------------------------

Net loss......................................................      $(1,665)             $(2,616)
                                                               =====================================
Basic and diluted net loss per share                                $ (0.04)              $(0.07)
                                                               =====================================
Basic and diluted weighted average shares outstanding            38,915,596           35,634,369
                                                               =====================================


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                       ----------------------------
                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                       ----------------------------
                                                                          2000             1999
                                                                       ------------     -----------
Net loss.............................................................      (1,665)          (2,616)
Other comprehensive income (loss):
    Unrealized holding gains (losses) in available-for-sale
          Securities.................................................      (4,725)          44,100
                                                                       ------------     -----------
    Tax related to other comprehensive income........................                      (17,585)
                                                                       ------------     -----------
Net unrealized appreciation (depreciation) in available-for-
          Sale securities............................................      (4,725)          26,515
                                                                       ------------     -----------
Comprehensive loss...................................................      (6,390)          23,899
                                                                       ============     ===========


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                ----------------------------
                                                                                   2000           1999
                                                                                -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................................       (1,665)       (2,616)
Adjustments to reconcile net loss to net cash used in operating activities:
  Loss on sale of short-term investments...................................
  Stock compensation.......................................................             -           308
  Depreciation.............................................................            14            20
  Amortization.............................................................             -           354
  Deferred income taxes....................................................             -          (517)
  Amortization of debt issuance costs......................................            16            70
  Equity loss..............................................................             -           188
  Changes in operating assets and liabilities net of acquisitions:
     Accounts receivable...................................................           897            (5)
     Accounts payable......................................................          (250)         (213)
     Accrued expenses......................................................             -           (10)
     Prepaid expenses......................................................           159           (12)
     Deferred revenue......................................................          (206)          451
                                                                                -----------  -----------
Net cash used in operating activities......................................        (1,035)       (1,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment.........................................            (3)          (49)
Increase in other assets...................................................             6          (142)
                                                                                -----------  -----------
Net cash used in investing activities......................................             3          (191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan.........................................................            200            -
Payment of capital lease obligation........................................             (7)          (8)
                                                                                -----------  -----------
Net cash provided by (used in) financing activities........................            193           (8)
                                                                                -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................           (839)      (2,181)
Cash and cash equivalents at beginning of period...........................          2,271        7,234
                                                                                -----------  -----------
Cash and cash equivalents at end of period.................................          1,432        5,053
                                                                                ===========  ===========


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

         WorldWide Web NetworX Corporation (the "Company") is a holding company that enters into joint ventures with or acquires ownership interest in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet. The Company also invests in new business-to-business opportunities which improve the efficiency of transactions and makes other opportunistic investments. As of December 31, 2000, the Company had joint ventures with or acquired owned interests in eleven companies. In previous periods, we wrote our ownership interests in four of these companies, WWWX-Jencom, LLC, InterCommerce China, LLC, VideoNet Corporation and Vision Technologies, Inc., down to zero because we were unable to confirm that they presently have any value.

         On February 12, 2001, we signed a letter of intent with International Commerce Exchange Systems, Inc. ("ICES") and eMarketplaces, Inc., which contemplates our purchase of a 100% equity interest in eMarketplaces International, Ltd., in exchange for shares of our common stock representing 80% of our total issued and outstanding voting securities See "Letter of Intent Concerning the Acquisition of eMarketplaces International, Inc."

2. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim financial statements as of December 31, 2000 and for the three month periods ending December 31, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position at December 31, 2000 and its operations and cash flows for the three month periods ending December 31, 2000 and 1999 have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Intrac Group, Ltd., and its majority owned and controlled subsidiary, ATM Service, Ltd. The various interests that the Company acquires in its Affiliated Companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an Affiliated Company unless significant minority rights are present.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         Unredeemed combination trade credits totaled $11,708,000 at September 30, 2000. No trade credits were issued or redeemed in transactions recorded in the quarter under report, and trade units totalling $137,000 expired during the three month period ended December 31, 2000. Vendors must redeem the trade credits within specified periods ranging from 2 to 5 years. Trade credits redeemable for the next three years are as follows: $1,337,000 in 2001, $1,545,000 in 2002 and $4,514,000 in 2003. $4,175,000 trade credits have no specified termination date.

SHORT-TERM INVESTMENTS

         The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as other comprehensive income or loss until realized. The cost of short-term investments sold is based on the average cost method.

NET LOSS PER SHARE

         Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, convertible debt, and warrants to purchase common stock in the weighted average number of common shares outstanding for a period, if dilutive. Contingently issuable shares are included in diluted net income per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period.

         Due to their anti-dilutive effect, dilutive securities were excluded from the computation of diluted net loss per share for the three periods ended December 31, 2000 and 1999.

DERIVATIVE INSTRUMENTS

Financial Accounting Standards ("FAS") Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities," requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Management has determined that the adoption of FAS 133 does not have a significant impact on the company.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SHORT-TERM INVESTMENTS

         Short-term investments at December 31, 2000 and September 30, 1999 consisted of 1,575,000 shares of common stock of Entrade Inc., received as consideration for the sale of a subsidiary. These shares had restrictions on their sale until September 23, 2000. Entrade Inc. granted the Company a partial waiver of the sale restrictions that allowed the Company to sell a total of 175,000 shares in May and June 2000. In August 2000, the Company sold 50,000 shares. In September 2000, the shares were pledged by the Company as collateral for the $3.6 million loan from Blair Ventures-Fund I, Inc. ("Fund"), however, Fund released the shares from its pledge, until written notice to the contrary, in order to permit the Company to sell the shares subject to the limitations of Rule 144 under the Securities Act. See "Release of Collateral." The quoted market value of the 1,575,000 Entrade Inc. (a NYSE company) shares held by the Company was $1,280,000 at December 31, 2000, a decrease of $4,725,000 from the amount recorded at September 30, 2000. Entrade Inc. is a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission.

         The following summarizes the audited balance sheet and statement of operations information reported by Entrade at December 31, 1999, and for the year then ended and the unaudited balance sheet and statement of operations at September 30, 2000 and the nine months then ended, respectively. (amounts in thousands, except per share data)


BALANCE SHEET                                           SEPTEMBER 30,       DECEMBER 31,
                                                             2000               1999
                                                       -----------------  -----------------
Current assets........................................         $8,686            $15,326
Non-current assets....................................         78,346             65,432
Current liabilities...................................         26,215             20,217
Non-current liabilities...............................          7,786             12,721


STATEMENT OF OPERATIONS                          NINE MONTHS ENDED             YEAR ENDED
                                                 SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                ---------------------      -------------------
Net revenues.................................             $11,969                  $4,542
Cost of revenues, exclusive of depreciation
  and amortization...........................               4,943                   1,759
Net loss.....................................             (30,594)                (19,304)
Net Loss applicable to common shares per
  Share:
  Basic and diluted..........................             $ (2.47)                $ (3.65)

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

         The following summarizes the Company's ownership interests in and advances to Affiliated Companies accounted for under the equity method and cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2000. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company (in thousands).


                                                                                                    TOTAL CARRYING VALUE
                                                                 VALUATION         COST        DECEMBER 31,     SEPTEMBER 30,
                                  INVESTMENT      ADVANCES       ALLOWANCE        BASIS            2000             2000
                                  ----------      --------       ---------        -----            ----             ----
                                                                                              (UNAUDITED)
Equity method:
  WWWX-Jencom, LLC...........          $   --         $  900      $   (175)          $  725           $  ---            $  ---
  InterCommerce China, LLC              2,250              -        (2,250)               -                -                 -
                                        2,250            900        (2,425)             725                -                 -
Cost Method:
  VideoNet...................              --            100          (100)              --                -                 -
  One World Direct...........             675             --             --             675              675               675
  Vision.....................              --            850          (850)              --               --                --
NAI and Real Quest                        789            250              -           1,039            1,039             1,039
  AssetTRADE.................           1,605             --             --           1,605            1,605             1,605
  Other......................              81             --           (81)              --               --                --
                                --------------  -------------  -------------   -------------  ---------------  ----------------
                                        3,150          1,200        (1,031)           3,319            3,319             3,319
                                --------------  -------------  -------------   -------------  ---------------  ----------------
  Total......................          $5,400         $2,100      $ (3,456)          $4,044           $3,319            $3,319
                                ==============  =============  =============   =============  ===============  ================

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

         At September 30, 2000, the Company has available net operating loss carryforwards of approximately $2,430,000 which expire in the years 2012 to 2019 for federal purposes and 2004 and 2006 for state purposes. The timing and manner in which the Company will utilize net operating loss carryforwards in any year, or in total, may be limited by Section 382 of the Internal Revenue Code.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. STOCKHOLDERS' EQUITY

COMMON STOCK OPTIONS

         The Company has both an 1999 Equity Compensation Plan and a 2000 Incentive Stock Plan whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company's common stock or restricted shares of the Company's common stock. The Company has reserved 3,860,000 shares of its common stock to be issued under the 1999 Plan and 12,912,400 shares under the 2000 Plan.

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

The following table summarizes information about stock options outstanding at December 31, 2000:


                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                 WEIGHTED             REMAINING
                                          PER SHARE           NUMBER OF           AVERAGE         CONTRACTUAL LIFE
                                            PRICES             SHARES         PER SHARE PRICE          (YEARS)
                                      -------------------  ----------------  ------------------  --------------------
   December 31, 2000 (Unaudited)        $0.40 - $5.15           10,715,000          $0.62                9.3
                                      ===================  ================  ==================  ====================

         Options to purchase 4,965,000 shares of common stock were exercisable at December 31, 2000. No options were granted or exercised during the three month period ended December 31, 2000.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. CONTINGENCIES

In January 2001, Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the two remaining holders of our Series A 6% Cumulative Convertible Debentures, in the aggregate principal amount of $125,000, filed an action against us in the United States District Court for the Southern District of New York (Case No. 01 Civ. 0810). In the complaint, the debenture holders seek to recover the principal amount of their debentures, plus interest from March 22, 1999 and liquidated damages as per the terms of the debentures as a result of our failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the debentures. The debenture holders are seeking to recover damages in the approximate amount of $230,000, representing principal, interest and liquidated damages. The Company intends to pursue all appropriate means of resolving this claim.

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

GENERAL

         We reported a series of initiatives to improve our general and administrative expense performance in our annual report filed on Form 10-K on January 16, 2000. As stated in that report, the impact of those changes were expected to be material beginning in fiscal year 2001. The "burn rate" of cash has been reduced to $120,000 per month for the Company and $150,000 a month, in the aggregate, for our wholly-owned subsidiary, The Intrac Group, Ltd., and our majority-owned subsidiary, ATM Service Ltd., down from $280,000 and $250,000, in the aggregate, respectively. Our intention is to maintain these rates of monthly expenditures while seeking new funding for new investment opportunities and continued operations. If successful in obtaining new funding, our plan is to:

         INCREASE REVENUES BY DEVELOPING OUR OPERATING COMPANIES. ATM Service, Ltd. and The Intrac Group, Ltd. will continue to develop their customer bases through the efforts of their present sales and marketing team. ATM Service, Ltd. will also look to develop emerging markets through its own efforts or through representatives.

         SEEK OUT NEW INVESTMENT OPPORTUNITIES. We intend to seek out new investment opportunities using cash, stock and/or Internet expertise as our capital contributions to create joint ventures.

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

         CONSOLIDATION. Companies in which we directly or indirectly own more than 50% of the outstanding voting securities and exercise control are generally accounted for under the consolidation method of accounting. Under this method, a company's results of operations are reflected within our Consolidated Statements of Operations. Participation of other company stockholders in the earnings or losses of a consolidated company is reflected in the caption "Minority interest" in our Consolidated Statements of Operations. Minority interest adjusts our consolidated results of operations to reflect only our share of the earnings or losses of the consolidated company. ATM Service, Ltd., and The Intrac Group, Ltd. were our only consolidated companies in the quarter ended December 31, 2000. ATM Service, Ltd. was recorded using the equity method from December 1998 through July 23, 1999, when we acquired a controlling interest. From that date through December 31, 2000, we have consolidated ATM Service, Ltd. and included the detail of its results of operations in our consolidated results of operations. Additionally, the results of operations of Real Quest, Inc. was included in the consolidated statement of operations through September 27, 2000 when our investment was restructured and we began accounting for this investment under the cost method of accounting.

         EQUITY METHOD. Companies whose results we do not consolidate, but over whom we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, the detail of a company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the company is reflected in the caption "Equity income (loss)" in the Consolidated Statements of Operations. During the quarter ended December 31, 2000, we accounted for two companies under the equity method of accounting, WWWX-Jencom, LLC, and InterCommerce China, In fiscal year 2000 our share of WWWX-Jencom LLC's operating losses reduced our investment to zero.

         The net effect of a company's results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, as under both of these methods only our share of the earnings or losses of a company is reflected in our net results of operations in the Consolidated Statements of Operations.

         COST METHOD. Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting at cost. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. As of December 31, 2000, we accounted for seven companies under the cost method of accounting.

EFFECT OF VARIOUS ACCOUNTING METHODS ON THE PRESENTATION OF OUR FINANCIAL STATEMENTS

         The presentation of our financial statements may differ from period to period primarily due to whether or not we apply the consolidation method of accounting, the equity method of accounting or the cost method of accounting.

RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

REVENUES

         Revenues were $1.2 million for the three months ended December 31, 2000, compared to revenues of $1 million for the three months ended December 31, 1999. For the three month period ended December 31, 2000, 39% of our revenue was provided by liquidation and cost recovery services and 61% of our revenue was from the purchase and resale of media. For the three months ended December 31, 1999, 46% of our revenue was from liquidation and recovery services, 41% of our revenue was from the purchase and resale of media services, 7% of our revenue was from asset management and 6% of our revenue was from consulting services. For the three months ended December 31, 2000, three customers for whom the Company provided services each accounted for more than 10% or more of the Company's total revenue and whom accounted, in the aggregate, for 97% of the total revenue.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COST OF REVENUE

         Cost of revenue primarily consists of media costs and goods, freight and warehousing of inventory held for sale. Cost of revenue was $1.4 million and $931 thousand for the three months ended December 31, 2000 and 1999, respectively. As the proportion of revenue has shifted from consulting services to asset recovery, liquidation and cost recovery, and media buying services there has been a corresponding increase in our cost of revenue when viewed as a proportion of revenue. The cost of producing technology-consulting services is significantly lower than the cost of producing either media sales or cost recovery revenue. The cost of revenue for the three months ended December 31, 1999 had a greater proportion of salaries and fees paid to programmers and consultants than the quarter ended December 31, 2000, which had no consulting revenues.

         The cost of revenues exceeds revenues in the quarter ended December 31, 2000. This is due to two intertwined factors. First, a large media buy was purchased from Intrac primarily with excess inventory. The media was utilized in October 2000, requiring Intrac to outlay cash to purchase the media before the excess inventory could be converted into cash. Although some of the inventory was sold in December 2000, the bulk of the sales occurred after the quarter under report ended. Thus, the revenues from sales of the excess inventory were not recorded in the quarter ended December 31, 2000 and were unavailable to offset the cost of purchasing the media.

         The second factor is the unusual timing of the transaction. This type of transaction, which allows media buys for other than cash, is basic to our business. But, generally, these transactions don't overlap quarters, as this one has. In addition, this transaction occurred in what is, traditionally, our slowest quarter for sales of excess inventory. Thus, revenues generated from other business were insufficient in the quarter to make-up the timing shortfall.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $1.4 million and $2.7 million for the three months ended December 31, 2000 and 1999, respectively. The decrease is largely the result of cost reducing initiatives implemented in late August and September of 2000. In September 2000, we decided to close our Mt. Laurel, New Jersey office, which we no longer needed, and we began to search for a subtenant. This enabled us to eliminate or consolidate certain administrative functions and to eliminate certain positions. In October 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Following the termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. The Tarrytown space has been sublet, since January 1, 2001, for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease, which ranges from approximately $17,326 to $18,055, and the rent payable to ATM under the sublease.

DEPRECIATION AND AMORTIZATION

         Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment. Depreciation and amortization expense was $30,000 and $374,000 for the three months ended December 31, 2000 and 1999, respectively. The depreciation and amortization in the three months ended December 31, 2000 was due to amortization of deferred financing costs and depreciation of fixed assets. The depreciation and amortization in the three months ended December
31, 1999 was primarily due to goodwill amortization relating to the acquisition of Intrac. In fiscal year 2000, the remaining goodwill related to the Intrac acquisition was written down to zero, eliminating the need for amortization in the quarter ended December 31, 2000.

LOSS FROM OPERATIONS

         During the three months ended December 31, 2000, we incurred a loss from operations of $1.6 million compared with a loss of $2.9 million for the three months ended December 31, 1999. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

align the cost of managing the business with the business we currently operate. They were also necessary to allow us more time to seek out new investment opportunities and additional sources of funding as we continue operations.

NET LOSSES

         For the three months ended December 31, 2000, we had net losses of $1.7 million compared to net losses of $2.6 million for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations with a combination of cash proceeds from the sale of our common stock, convertible debentures and our Entrade Inc. subsidiary. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $5.1 million from the sale of our convertible debentures. Proceeds from the sale of Entrade Inc. stock generated cash proceeds of approximately $1.4 million since inception.

         Cash used in operations was $1.0 million in the three months ended December 31, 2000, down from $2.0 million in the three months ended December 31, 1999, as a result of our efforts to reduce operating and general and administrative expenses until revenues can be built up and additional funding obtained.

         No revenue from asset management, liquidation and recovery services and media buying services was deferred for the quarter ended December 31, 2000. Deferred revenue recognized in the three months ended December 31, 2000 was $206,000. November and December have traditionally been slow months for sales of cost recovery and asset management services. However, excess inventories of unsold goods usually build during those months. This build-up in excess inventory and the changing focus to new selling seasons provide opportunities for increased sales by ATM and Intrac after the beginning of the new year. The significant decrease in account receivables is a result of this seasonal slow-down in sales with the payment of existing receivables outpacing the creation of new ones. If tradition holds true, sales should pick up dramatically in February and March 2001. There has been some indication of this uptick in sales, but there can be no assurance that it will continue for the entire quarter.

         Cash used in investing activities during the three months ended December 31, 2000, was $3,000, compared to $191,000 in the three months ended December 31, 1999.

         Our operations are not capital intensive and we have not incurred significant capital expenditures through December 31, 2000 and do not anticipate significant capital expenditures during the remainder of fiscal 2001. There were no material capital asset purchase commitments at December 31, 2000.

         In fiscal 2000, holders of $864,500 in principal amount of our 6% Cumulative Convertible Debentures elected to convert into common stock. The outstanding debentures, in the principal amount of $125,000, were not converted into common stock and are the subject of the lawsuit described in
Item 1.

         We are presently in default under our lease for 521 Fellowship Road, Mt. Laurel, New Jersey, by virtue of our failure to pay rent for the months of December 2000 through February 2001. We are attempting to sublet the space for the 43-month balance of the lease term.

         We believe that cash and cash equivalents on hand at December 31, 2000, will be adequate to fund our current operating needs at current levels through approximately May 2001. In order to continue its operations, the Company will need to raise additional cash either from future equity offerings or other debt financing. On August 22, 2000, Blair Ventures-Fund I, Inc. ("Ventures") made a loan to us in the principal amount of $3.6 million, which is due on September 1, 2001. We anticipate that Ventures will extend the maturity date of the loan, however, there can be no assurance that it will do so.

         On October 26, 2000, and January 16, 2001, respectively, ATM Service, Inc. borrowed $200,000 and $75,000 from Marvel Worldwide, Ltd., which is due on February 23, 2001 and May 16, 2001, respectively. These loans are secured by certain of ATM's receivables. On February 9, 2001, ATM borrowed the additional sum of $200,000 from Joyce LaTerre, which is due on March 26, 2001. This loan is secured by the personal guaranties of Thomas Settineri and Gary Levi.

         We continue to believe that raising additional capital will be difficult and that sources of additional financing are limited. If we are able to obtain additional financing, the interests of our existing shareholders may be diluted, and we are unable to predict the amount of such possible dilution.

         OTHER

         This report contains certain "forward-looking statements" within the protection of the statutory safe-harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such statements using the words "believes," "anticipates," "expects" and similar expressions, are forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc., which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. During the first quarter of fiscal 2001, the value of our Entrade stock has fluctuated from a low of $787,500 on December 26, 2000 to a high of $5.3 million on October 2, 2000. During the period from January 1, 2001 through February 15, 2001, the value of our Entrade stock has fluctuated from a low of $1,575,000 on January 8-10, 2001 to a high of $2,992,500 on January 30 and February 6, 2001. A 20% decrease in equity prices would result in an approximate $1.2 million decrease in the fair value of our holdings of Entrade stock at December 31, 2000. The value of our holdings may continue to fluctuate. We intend to sell some of our Entrade shares during the current quarter. However, to date, we have not attempted to reduce or eliminate our market exposure on our holdings.

         We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $25,000 increase in interest income.

         We also have issued fixed-rate debt which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of December 31, 2000, $864,500 in principal amount of the debt has been converted into common stock and $125,000 in principal amount remains outstanding. In addition, we have a $3.6 million convertible loan due on September 1, 2001.

Part II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 22, 1999, we issued 6% Cumulative Convertible Debentures in the aggregate principal amount of $989,500. During fiscal 2000, holders of $864,500 in principal amount of the debentures converted them into shares of our common stock. In January 2001, Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the two remaining holders of our Series A 6% Cumulative Convertible Debentures, in the aggregate principal amount of $125,000, filed an action against us in the United States District Court for the Southern District of New York (Case No. 01 Civ. 0810). In the complaint, the debenture holders seek to recover the principal amount of their debentures, plus interest from March 22, 1999 and liquidated damages as per the terms of the debentures as a result of our failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the debentures. The debenture holders are seeking to recover damages in the approximate amount of $230,000, representing principal, interest and liquidated damages. The Company intends to pursue all appropriate means of resolving this claim.

         Also in January 2001, we received an informal claim from Zakeni Limited, one of the former holders of our 6% Cumulative Convertible Debentures who elected to convert its debenture to our common stock in March 2000, for damages resulting from our failure to deliver a certificate for the shares issuable upon conversion on a timely basis. The Company believes that the claim of Zakeni Limited is without merit and, if necessary, will defend vigorously against it.

         There are no other legal actions pending which we are required to disclose in this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

OPTIONS:

         The Company has, from time to time, granted options to purchase our common stock to employees and directors. During the three months ended December 31, 2000, the Company did not grant any options to purchase shares of common stock under our 2000 Equity Stock Plan:

         No options were exercised as of December 31, 2000.

WARRANTS:

         No warrants were exercised as of December 31, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We failed to pay the amounts due under the Series A 6% Cumulative Convertible Debentures, dated March 22, 1999, in the aggregate principal amount of $125,000, held by Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the only two holders of our Series A 6% Cumulative Convertible Debentures who did not accept our offer to convert their convertible debentures to our common stock. These debentures matured on March 23, 2000, and the total arrearage for such debentures is approximately $140,000.00. See "Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

RESIGNATIONS OF OFFICERS AND DIRECTORS AND APPOINTMENT OF DIRECTOR

         Thomas Settineri and Ronald Tobia resigned as members of our Board of Directors (the "Board") and Gary Levi resigned as Secretary and Treasurer effective December 27, 2000 and December 29, 2000, respectively. On February 6, 2001, G. David Rosenblum was appointed as a member of the Board, to serve until the next annual stockholders meeting, to fill one of the vacancies.

LETTER OF INTENT CONCERNING THE ACQUISITION OF EMARKETPLACES INTERNATIONAL, INC.

         On February 12, 2001, we signed a letter of intent (the "Letter of Intent") with International Commerce Exchange Systems, Inc. ("ICES") and eMarketplaces, Inc. ("EMI"), Delaware corporations with their principal places of business located at 18 W. 18th Street, New York, New York. ICES and EMI are affiliates of (i) JenCom Digital Technologies, LLC, the holder of 2,403,302 shares of our common stock, (ii) Henry Kauftheil, the holder of 265,550 shares of our common stock and the chairman of both ICES and EMI, and (iii) The TechDepartment.com, Inc., the holder of 426,075 shares of our common stock.

         The Letter of Intent contemplates our purchase of a 100% equity interest in eMarketplaces International, Ltd. ("eMarketplaces"), a Delaware corporation owned by ICES and EMI, with its principal place of business located at 18 W. 18th Street, New York, New York, in exchange for shares of our common stock representing 80% of our total issued and outstanding voting securities (the "Transaction"). Accordingly, if the Transaction is consummated, the interests of our existing shareholders will be significantly diluted and ICES and EMI, the shareholders of eMarketplaces, will acquire a controlling interest in the Company.

         In connection with the Letter of Intent, we are lending the sum of $500,000 to eMarketplaces for a period of 45 days, without interest (the "Loan"). The Loan will be guaranteed by D.H. Blair Investment Banking Corp. ("Blair"), an affiliate of our company, ICES and EMI. If the Transaction is consummated, the Loan will be forgiven. We will rely primarily upon Blair's guarantee for the repayment of the Loan in the event that the Transaction is not consummated. If the Loan is not repaid, we will not be able to continue our operations beyond approximately early April, 2001.

         The Letter of Intent also contemplates a change in control of the Company. If the Transaction is consummated in accordance with the Letter of Intent, our Board of Directors will consist of seven members, four of whom will be designated by ICES and EMI.

         The consummation of the Transaction is conditioned upon (i) the satisfactory completion of each party's financial and legal due diligence examination of the other, (ii) the approval of each party's board of directors,
(iii) the execution of a definitive stock purchase agreement, (iv) the parties' receipt of a fairness opinion with respect to the Transaction which is reasonably acceptable to all parties, (v) the re-structuring of certain of eMarketplaces' inter-company debt and payables upon terms acceptable to us, (vi) eMarketplaces' receipt of a capital contribution from ICES in the amount of $1.5 million, (vii) eMarketplaces' balance sheet including $1 million in other cash or acquired assets at the closing, and (viii) the absence of any material adverse change in eMarketplaces' financial condition since December 31, 2000.

         The Letter of Intent will terminate and expire if: (i) any party determines, as a result of its due diligence, not to proceed with the Transaction, (ii) we receive a bona fide written offer from a third party, within fourteen (14) days following the issuance of the press release describing the Transaction, for a controlling interest in the Company and our Board of Directors determines, in the exercise of its reasonable business judgment and fiduciary duties to our stockholders, that such offer will maximize the return to our stockholders to a greater extent than the Transaction, or (ii) the Transaction has not closed on or before March 26, 2001, for any reason whatsoever, and the parties do not mutually agree to extend the time to close. If the Letter of Intent terminates because of our receipt of an offer that our Board of Directors determines will maximize the return to our stockholders to a greater extent than the Transaction, we have agreed to reimburse ICES and EMI for their actual out-of-pocket fees and expenses incurred in connection with the Transaction, not to exceed $50,000.

         Our Board of Directors will determine whether the Transaction will maximize the return to, and is in the best interests of, our stockholders by utilizing a market check. We will accept offers from third parties for a controlling interest in the Company until March 6, 2001. In the event our Board of Directors determines that it has not received an offer on terms more favorable than the terms of the Transaction, it is anticipated that the Transaction will close on or about March 26, 2001, or as soon as practicable thereafter, provided that all other pre-conditions to closing have been satisfied.

         We will incur certain expenses in connection with the Transaction, even if the Transaction is not consummated, including the cost of obtaining a fairness opinion with respect to the Transaction and legal and accounting fees. In addition, if the Transaction is not consummated and the Loan is not repaid within 45 days, as agreed, by either eMarketplaces or Blair, our ability to continue our operations will be in jeopardy.

RELEASE OF COLLATERAL

         On February 5, 2001, Blair Ventures-Fund I, Inc. ("Fund") released its pledge with respect to our 1,575,000 shares of common stock in Entrade Inc., in order to permit us to sell those shares subject to the limitations of Rule 144 under the Securities Act. We pledged these shares to Fund, on September 27, 2000, as collateral for our $3.6 million convertible loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                 DESCRIPTION
-----------                 ----------------------------------------------------

     10.77 Promissory Note, dated January 16, 2001, payable by ATM Service, Ltd. to Marvel Worldwide, Ltd., in the principal amount of $75,000.

     10.78 Security Agreement, dated January 16, 2001, between ATM Service, Ltd. and Marvel Worldwide, Ltd.

     10.79 Letter, dated February 5, 2001, from D.H. Blair Investment Banking Corp. to Laidlaw Global Securities, concerning the release of the pledge of the shares of Entrade Inc. held by WorldWide Web NetworX Corporation.

     10.80 Promissory Note, dated February 9, 2001, payable by ATM Service, Ltd. to Joyce LaTerre, in the principal amount of $200,000.

     10.81 Letter of Intent, dated February 12, 2001, by and among WorldWide Web NetworX Corporation, International Commerce Exchange

                           Systems, Inc. and eMarketplaces, Inc.

     10.82 Amendment to Letter of Intent, dated February 12, 2001, by and among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc. and eMarketplaces, Inc.

     99.1                  Press Release, dated February 20, 2001.

REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 20, 2001                WORLDWIDE WEB NETWORX CORPORATION
                                                    (Registrant)

                                        By:     /s/ Carol C. Knauff
                                                --------------------------------
                                                 Carol C. Knauff
                                                 Chairman, President and Chief
                                                 Executive Officer

                                        By:     /s/ R. Bruce Richardson
                                                --------------------------------
                                                 R. Bruce Richardson
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

     10.77 Promissory Note, dated January 16, 2001, payable by ATM Service, Ltd. to Marvel Worldwide, Ltd., in the principal amount of $75,000.

     10.78 Security Agreement, dated January 16, 2001, between ATM Service, Ltd. and Marvel Worldwide, Ltd.

     10.79 Letter, dated February 5, 2001, from D.H. Blair Investment Banking Corp. to Laidlaw Global Securities, concerning the release of the pledge of the shares of Entrade Inc. held by WorldWide Web NetworX Corporation.

     10.80 Promissory Note, dated February 9, 2001, payable by ATM Service, Ltd. to Joyce LaTerre, in the principal amount of $200,000.

     10.81 Letter of Intent, dated February 12, 2001, by and among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc. and eMarketplaces, Inc.

     10.82 Amendment, dated February 16, 2001, to Letter of Intent, dated February 12, 2001, by and among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc. and eMarketplaces, Inc.

     99.1         Press Release, dated February 20, 2001.