Form 10-Q
period 2001-03-31
WORLDWIDE WEB NETWORX CORP
filed 2001-05-21
CIK 1064525

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

                      For the quarter ended March 31, 2001
                         Commission File Number 0-29479

                        WORLDWIDE WEB NETWORX CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            58-2280078
    (State of Incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

         12 ORCHARD WAY                                           08054
    MOUNT LAUREL, NEW JERSEY                                    (zip code)
 (Address of principal executive offices)



                                 (610) 527-3554
              (Registrant's telephone number, including area code)

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

                                  Yes X   No

         Number of shares of Common Stock outstanding as of May 15, 2001:

                                38,915,596 shares

================================================================================

                        WORLDWIDE WEB NETWORX CORPORATION
                           QUARTERLY REPORT FORM 10-Q


                                      INDEX

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Consolidated Balance Sheets..............................................     3
  March 31, 2001 (unaudited) and September 30, 2000

Consolidated Statements of Operations....................................     4
   Three Months Ended March 31, 2001 and 2000 (unaudited)
   Six Months Ended March 31, 2001 and 2000 (unaudited)
Consolidated Statements of Comprehensive Income..........................     6
   Three Months Ended March 31, 2001 and 2000 (unaudited)
   Six Months Ended March 31, 2001 and 2000 (unaudited)
Consolidated Statements of Cash Flows....................................     7
   Six Months Ended March 31, 2001 and 2000 (unaudited)

Notes to Consolidated Financial Statements (unaudited)...................     8

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operation....................................    17
Item 3 - Quantitative and Qualitative Disclosures About Market Risk......    25

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................    25

Item 2 - Changes in Securities and Use of Proceeds.......................    25

Item 3 - Defaults Upon Senior Securities.................................    26

Item 4 - Submission of Matters to a Vote of Security Holders.............    26

Item 5 - Other Information...............................................    26

Item 6 - Exhibits and Reports on Form 8-K................................    26

Signatures...............................................................    27

Exhibit Index............................................................    27

                        WORLDWIDE WEB NETWORX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    -----------------------
                                                                      MARCH      SEPTEMBER
                                                                          31          30
                                                                    -----------------------
                                                                         2001        2000
                                                                    -----------  ----------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .......................................   $  1,335    $  2,271
  Short-term investments ..........................................      1,158       6,005
  Accounts receivable, net of allowance for
   doubtful accounts ..............................................      2,074       1,587
  Inventory .......................................................        648         644
  Prepaid expenses ................................................         46         700
  Other current assets ............................................         59        --
                                                                      --------    --------

Total current assets ..............................................      5,320      11,207
Property and equipment, net .......................................         94         319
Investments in and advances to Affiliated
  Companies........................................................      3,319       3,319

Deferred financing costs, net .....................................        150         183
Other assets ......................................................        903         679
Deferred income taxes .............................................       --          --
                                                                      --------    --------
Total assets ......................................................   $  9,786    $ 15,707
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Accrued expenses ................................................   $    521    $    629
  Accounts payable ................................................      5,429       3,505
  Deferred revenue ................................................      3,192       3,117
  Current portion of capital lease obligation .....................       --            39
  Convertible debentures ..........................................        125         125
  Notes payable ...................................................        275        --
  Convertible loan ................................................      3,600       3,600
                                                                      --------    --------
  Total current liabilities .......................................     13,142      11,015

Stockholders' equity (deficit):
  Common stock ....................................................         39          42
  Additional paid-in capital ......................................     40,341      42,938
  Accumulated deficit .............................................    (38,976)    (35,688)
  Unearned stock compensation .....................................       --        (2,600)
  Accumulated other comprehensive loss ............................     (4,760)       --
                                                                      --------    --------

Total stockholders' equity (deficit) ..............................     (3,356)      4,692
                                                                      --------    --------

Total liabilities and stockholders' equity (deficit) ..............   $  9,786    $ 15,707
                                                                      ========    ========


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    -----------------------
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    -----------------------
                                                                      2001        2000
                                                                    ----------- -----------
Revenues .......................................................... $    4,571  $      498
Operating expenses:
Cost of revenues ..................................................      4,504         373
                                                                    ----------  ----------
  Gross profit ....................................................         67         125
  Selling, general and administrative .............................      1,327       3,710
  Depreciation and amortization ...................................         36         390
                                                                    ----------  ----------

Loss from operations ..............................................     (1,296)     (3,975)

Other income (expenses):
  Loss on sale of short-term investments ..........................        (70)       --
  Loss on disposal of assets ......................................       (138)       --
  Interest expense ................................................       (125)        (14)
  Amortization of debt issuance costs .............................       --           (69)
  Interest income .................................................          6          56
  Equity loss .....................................................       --          (165)
                                                                    ----------  ----------
  Total other expenses ............................................       (327)       (192)
                                                                    ----------  ----------
Loss before income taxes ..........................................     (1,623)     (4,167)
Income tax benefit ................................................       --          (733)
                                                                    ----------  ----------

Net loss .......................................................... $   (1,623) $   (3,434)
                                                                    ==========  ==========

Basic and diluted net loss per share .............................. $    (0.04) $    (0.09)
                                                                    ==========  ==========

Basic and diluted weighted average shares
  outstanding ..................................................... 38,915,596  37,921,833
                                                                    ==========  ==========


                                                                    ----------------------
                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                       2001       2000
                                                                    ----------- ----------
Revenues .......................................................... $    5,800  $    1,539
Operating expenses:
Cost of revenues ..................................................      5,890       1,304
                                                                    ----------  ----------
  Gross profit (loss) .............................................        (90)        235
  Selling, general and administrative .............................      2,760       6,383
  Depreciation and amortization ...................................         66         764
                                                                    ----------  ----------
Loss from operations ..............................................     (2,916)     (6,912)

Other income (expenses):
Loss on sale of short-term ........................................        (70)       --
    investments
  Loss on disposal of assets ......................................       (138)       --
  Interest expense ................................................       (246)        (35)
  Amortization of debt issuance costs .............................       --          (139)
  Interest income .................................................         82         139
  Equity loss .....................................................       --          (353)
                                                                    ----------  ----------
  Total other income (expenses) ...................................       (372)       (388)
                                                                    ----------  ----------
Loss before income taxes ..........................................     (3,288)     (7,300)
Income tax benefit ................................................       --        (1,250)
                                                                    ----------  ----------
Net loss ..........................................................     (3,288)    $(6,050)
                                                                    ==========  ==========

Basic and diluted net loss per share ..............................     $(0.08)     $(0.16)
                                                                    ==========  ==========

Basic and diluted weighted average shares
  outstanding ..................................................... 39,629,869  36,778,097
                                                                    ==========  ==========


                          See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    ------------------    ------------------
                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         MARCH 31,             MARCH 31,
                                                                    ------------------    ------------------
                                                                      2001      2000        2001      2000
                                                                    -------   --------    -------   --------
Net loss .......................................................    (1,673)    (3,434)    (3,288)    (6,050)
Other comprehensive income (loss): .............................      --
   Unrealized holding gains (losses) in available-for-sale .....      (105)   (18,000)    (4,830)    26,100
     securities
   Less:  reclassification adjustment for losses included in
     net loss ..................................................        70       --           70       --
                                                                   -------    -------    -------    -------
   Net unrealized holding losses ...............................       (35)   (18,000)    (4,760)      --
                                                                   -------    -------    -------    -------
   Tax related to other comprehensive income ...................      --        7,200       --      (10,385)
                                                                   -------    -------    -------    -------
Net unrealized appreciation (depreciation) in available-for-sale
   securities ..................................................       (35)   (10,800)    (4,760)    15,715
                                                                   -------    -------    -------    -------

Comprehensive loss .............................................    (1,658)   (14,234)    (8,048)     9,665
                                                                   =======    =======    =======    =======


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                         2001      2000
                                                       --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................   $(3,288)   $(6,050)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Loss on sale of short-term investments ..........        70       --
  Loss on disposal of assets ......................       137       --
  Stock compensation ..............................      --          600
  Depreciation ....................................        33         44
  Amortization ....................................        33        720
  Deferred income taxes ...........................      --       (1,250)
  Amortization of debt issuance costs .............      --          139
  Equity loss .....................................      --          353
  Changes in operating assets and liabilities net
  of acquisitions:
   Accounts receivable ............................      (487)       (52)
   Inventory ......................................        (4)      --
   Prepaid expenses ...............................       654        (35)
   Other assets ...................................      (283)      --
   Accrued expenses ...............................      (108)       145
   Accounts payable ...............................     1,986        762
   Deferred revenue ...............................        75        460
                                                      -------    -------
Net cash used in operating activities .............    (1,183)    (4,164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments ......        17       --
Purchase of property and equipment ................        (7)      (244)
Decrease in other assets ..........................      --         (179)
                                                      -------    -------
Net cash provided by (used in) investing activities        10       (423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable .......................       275       --
Payments on capital lease obligations .............       (39)       (18)
                                                      -------
Net cash provided by financing
  activities ......................................       236        (18)
                                                      -------
Net decrease in cash and cash equivalents .........      (936)    (4,605)
Cash and cash equivalents at beginning of period ..     2,271      7,234
                                                      -------    -------
Cash and cash equivalents at end of period ........   $ 1,335    $ 2,269
                                                      =======    =======

NONCASH TRANSACTIONS:

Exchange of convertible notes and accrued interest
  for common stock ................................      --          995
Exchange of furniture for satisfaction of rental
  obligations .....................................        62       --
Return of unearned stock compensation .............     2,600       --

ISSUANCE OF COMMON STOCK FOR:

Acquisition of ownership interests in Affiliated
  Companies .......................................      --        2,250
Services rendered .................................      --           30
Satisfaction of accrued expenses ..................      --          512


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

      WorldWide Web NetworX Corporation (the "Company") is a holding company that enters into joint ventures with or acquires ownership interest in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet. The Company also invests in new business-to-business opportunities which improve the efficiency of transactions and makes other opportunistic investments. As of March 31, 2001, the Company had joint ventures with or acquired owned interests in eleven companies. In previous periods, we wrote our ownership interests in four of these companies, WWWX-Jencom, LLC, InterCommerce China, LLC, VideoNet Corporation and Vision Technologies, Inc., down to zero because we were unable to confirm that they had any value.

      On February 12, 2001, we signed a letter of intent with International Commerce Exchange Systems, Inc. ("ICES") and eMarketplaces, Inc., which contemplates our purchase of a 100% equity interest in eMarketplaces International, Ltd., in consideration for shares of our common stock representing 80% of our total issued and outstanding voting securities. The letter of intent expired and terminated, by its terms, on May 1, 2001, because the transaction was not closed on or before that date and the parties have not mutually agreed to extend the time to close the transaction. See "Letter of Intent Concerning the Acquisition of eMarketplaces International, Inc."

2. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim financial statements as of March 31, 2001 and for the three and six month periods ending March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position at March 31, 2001 and its operations and cash flows for the six month periods ending March 31, 2001 and 2000 have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Intrac Group, Ltd., and its majority owned and controlled subsidiary, ATM Service, Ltd. The various interests that the Company acquires in its Affiliated Companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an Affiliated Company unless significant minority rights are present. During the three and six month periods ending March 31, 2000, the consolidated financial statements also included the accounts of Real Quest, Inc., a majority-owned and controlled subsidiary sold September 27, 2000.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

EQUITY METHOD

      Affiliated Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Affiliated Company depends on an evaluation of several factors including, among others, representation on the Affiliated Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Affiliated Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Affiliated Company. Under the equity method of accounting, an Affiliated Company's results of operations are not included in detail within the Company's statement of operations; however, the Company's share of the losses of the Affiliated Company are reflected in the caption "Equity loss" in the statement of operations.

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

      Unredeemed combination trade credits totaled $11,708,000 at September 30, 2000. During the three and six month periods ended March 31, 2001, combination trade credits totaling $14,886,000 and $957,000 were issued and redeemed, respectively. No trade credits expired during the three or six month period ended March 31, 2001. Vendors must redeem the trade credits within specified periods ranging from 2 to 5 years.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

      Due to their anti-dilutive effect, dilutive securities were excluded from the computation of diluted net loss per share for the three and six month periods ended March 31, 2001 and 2000.

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

3. SHORT-TERM INVESTMENTS

      Short-term investments at March 31, 2001 and September 30, 2000 consisted of 1,552,400 and 1,575,000 shares of common stock of Entrade Inc. (a New York Stock Exchange company), respectively, which we received as consideration for the sale of a subsidiary. The Entrade shares received by the Company had restrictions on their sale until September 23, 2000, however, Entrade Inc. granted the Company a partial waiver of the sale restrictions that allowed the Company to sell a total of 175,000 shares in May and June 2000 and an additional 50,000 shares in August 2000. In September 2000, the remaining shares were pledged by the Company as collateral for the $3.6 million loan from Blair Ventures-Fund I, Inc. ("Blair Ventures"), however, in February 2001, Blair Ventures released the shares from its pledge, until written notice to the contrary, in order to permit the Company to sell Entrade shares. See "Release of Collateral." The Company sold 22,600 Entrade shares in March 2001 and an additional 9,000 shares in April and May 2001. The quoted market value of the 1,552,400 Entrade shares held by the Company at March 31, 2001 was $0.7461 per share, or $1,158,246, at that date, a decrease of $0.0664 per share from the amount recorded at December 31, 2000.

      The following summarizes the audited balance sheet and statement of operations information reported by Entrade at December 31, 1999 and for the year then ended and the unaudited balance sheet and statement of operations at September 30, 2000 and the nine months then ended, respectively (amounts in thousands, except per share data). As of the date of this report, Entrade has not filed its annual report on Form 10-K for the year ended December 31, 2000 or its quarterly report on Form 10-Q for the period ended March 31, 2001.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


BALANCE SHEET                          SEPTEMBER   DECEMBER
                                       30, 2000     31, 1999
                                      ------------ -----------
Current assets.......................   $ 8,686     $15,326
Non-current assets...................    78,346      65,432
Current liabilities..................    26,215      20,217
Non-current liabilities..............     7,786      12,721


                                   NINE MONTHS       YEAR ENDED
                                      ENDED           DECEMBER
  STATEMENT OF OPERATIONS           SEPTEMBER         31, 1999
                                    30, 2000
                                  --------------    -------------
  Net revenues.................      $11,969           $4,542
  Cost of revenues, exclusive
    of depreciation and
    amortization...............         4,943            1,759
  Net loss.....................       (30,594)         (19,304)
  Net Loss applicable to
    common shares per Share:
  Basic and diluted............       $ (2.47)         $ (3.65)


4. OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

      The following summarizes the Company's ownership interests in and advances to Affiliated Companies which were accounted for under the cost method of accounting during the six month period ended March 31, 2001. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company (in thousands).


                                               VALUATION           TOTAL CARRYING VALUE
                           INVEST-                ALLO-    COST    MARCH 31,   SEPTEMBER
                            MENT    ADVANCES     WANCE     BASIS      2001     30, 2000
                            ----    --------     -----     -----      ----     --------
                                                                     (UNAUDITED)
WWWX-Jencom, LLC .......   $  --     $   900    $  (175)   $   725   $  --     $  --
InterCommerce China, LLC     2,250      --       (2,250)      --        --
                           -------   -------    -------    -------   -------   -------
                             2,250       900     (2,425)       725      --        --
                           -------   -------    -------    -------   -------   -------
VideoNet ...............      --         100       (100)      --        --        --
One World Direct .......       675      --         --          675       675       675
Vision .................      --         850       (850)      --        --        --
 NAI and Real ..........       789       250       --        1,039     1,039     1,039
Quest
AssetTRADE .............     1,605      --         --        1,605     1,605     1,605
Other ..................        81      --          (81)      --        --        --
                           -------   -------    -------    -------   -------   -------
                             3,150     1,200     (1,031)     3,319     3,319     3,319
                           -------   -------    -------    -------   -------   -------
Total ..................   $ 5,400   $ 2,100    ($3,456)   $ 4,044   $ 3,319   $ 3,319
                           =======   =======    =======    =======   =======   =======

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

      At September 30, 2000, the Company had available net operating loss carryforwards of approximately $2,430,000 which expire in the years 2012 to 2019 for federal purposes and 2004 and 2006 for state purposes. The timing and manner in which the Company will utilize net operating loss carryforwards in any year, or in total, may be limited by Section 382 of the Internal Revenue Code.

6. COMMON STOCK OPTIONS

      The Company has both an 1999 Equity Compensation Plan and a 2000 Incentive Stock Plan whereby the Company may grant either incentive or nonqualified stock options to purchase shares of the Company's common stock or restricted shares of the Company's common stock. The Company reserved 3,860,000 shares of its common stock to be issued under the 1999 Plan and 12,912,400 shares under the 2000 Plan.

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

The following table summarizes information about stock options outstanding at March 31, 2001:


                                                                           WEIGHTED
                                                                            AVERAGE
                                                              WEIGHTED     REMAINING
                                   PER SHARE    NUMBER OF     AVERAGE     CONTRACTUAL
                                    PRICES       SHARES      PER SHARE       LIFE
                                                               PRICE        (YEARS)
                                  ------------  ----------  ------------- -------------

     March 31, 2001 (Unaudited)   $0.40 - $0.75   5,665,000      $0.72         9.3
                                  =============  ==========  ============= =============

      No options were granted or exercised during the six month period ended March 31, 2001. Options to purchase 4.9 million shares expired or were forfeited during the three month period ended March 31, 2001 and options for 4,665,000 shares were exercisable at March 31, 2001.

                        WORLDWIDE WEB NETWORX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7. CONTINGENCIES

      In January 2001, Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the two remaining holders of our Series A 6% Cumulative Convertible Debentures, in the aggregate principal amount of $125,000, filed an action against us in the United States District Court for the Southern District of New York (Case No. 01 Civ. 0810). In April 2001, the debenture holders voluntarily dismissed this action and re-filed their complaint in the Supreme Court of the State of New York (Index No. 01601617). In the complaint, the debenture holders seek to recover the principal amount of their debentures, plus interest from March 22, 1999 and liquidated damages as per the terms of the debentures as a result of our alleged failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the debentures. The debenture holders are seeking to recover damages in the approximate amount of $230,000, representing principal, interest and liquidated damages. The Company intends to pursue all appropriate means of resolving this claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000.

GENERAL

      The Company reported a series of initiatives to improve our general and administrative expense performance in our annual report filed on Form 10-K on January 16, 2001. As stated in that report, the impact of those changes were expected to be material beginning in fiscal year 2001. The overall cash flows from operations for the six month period ended March 31, 2001 have decreased by approximately $3.0 million from the six month period ended March 31, 2000, from $4.2 of cash used for operations for the three month period ended March 31, 2000 to $1.2 used for the three month period ended March 31, 2001. Management's intention is to attempt to maintain these rates of monthly expenditures while we attempt to obtain funding for new investment opportunities and continued operations. If we are successful in obtaining new funding, our plan is to:

      INCREASE REVENUES BY DEVELOPING OUR OPERATING COMPANIES. ATM Service, Ltd. and The Intrac Group, Ltd. will continue to develop their customer bases through the efforts of their present sales and marketing team. ATM Service, Ltd. will also look to develop emerging markets through its own efforts or through representatives.

      SEEK OUT NEW INVESTMENT OPPORTUNITIES. We intend to seek out new investment opportunities using cash, stock and/or Internet expertise as our capital contributions to create joint ventures. See "Letter of Intent Concerning the Acquisition of eMarketplaces International, Inc."

      If we are successful in raising additional capital for new investment opportunities, we anticipate that our operating expenses will increase over the next twelve months. Without additional sources of funding, we will not be able to continue our operations beyond September 1, 2001, when our $3.6 million convertible loan becomes due. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual operating and financial results and actual plan of operations may differ materially from the stated plan of operations. Factors which may cause a change from our actual results or actual plan of operations vary but include, without limitation, decisions of our board of directors not to pursue the stated plan of operations based upon its reassessment of the plan, changes in the Internet business or in our business strategy, the wholesaling and asset recovery business and general operating conditions.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31,
2000

REVENUES

      The Company derives its revenue by providing inventory liquidation and asset recovery services and from the purchase and resale of advertising media, merchandise or business services through its consolidated companies, ATM Service, Ltd. and The Intrac Group, Ltd.

      Revenues were $4.6 million for the three months ended March 31, 2001, compared to revenues of $498,000 for the three months ended March 31, 2000. The increase was due to a significant increase in media and product liquidation revenues. For the three months ended March 31, 2001, 32% of our revenue was from liquidation and cost recovery services and 68% of our revenue was from the purchase and resale of media. For the three months ended March 31, 2000, 27% of our revenue was from liquidation and cost recovery services, 46% of our revenue was from the purchase and resale of media, 10% of our revenue was from asset management, 4% of our revenue was from consulting services and 13% of our revenue was from management services.

COST OF REVENUE

      Cost of revenue primarily consists of media costs and goods, freight and warehousing of inventory held for sale. Revenues exceed the cost of revenues for the three month period ended March 31, 2001.

      Cost of revenue was $4.5 million and $373,000 for the three months ended March 31, 2001 and 2000, respectively. As the proportion of revenue has shifted from consulting services to asset recovery, liquidation and cost recovery, and media buying services there has been a corresponding increase in our cost of revenue when viewed as a proportion of revenue. The cost of producing technology-consulting services is significantly lower than the cost of producing either media sales or cost recovery revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $1.4 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is largely the result of cost reducing initiatives implemented in late August and September of 2000. In September 2000, we decided to close our Mt. Laurel, New Jersey office, which we no longer needed, and we began to search for a subtenant. This enabled us to eliminate or consolidate certain administrative functions and to eliminate certain positions. In October 2000, ATM and Intrac terminated their management services contracts with Warren Rothstein. Following the termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. The Tarrytown space has been sublet, since January 1, 2001, for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease, which ranges from approximately $17,326 to $18,055, and the rent payable to ATM under the sublease. In March 2001, we terminated our lease for our Mt. Laurel, New Jersey offices, effective as of February 28, 2001.

Unless we are able to obtain additional financing prior to September 1, 2001, when our $3.6 million convertible loan is due, we will be unable to continue to pay these expenses.

DEPRECIATION AND AMORTIZATION

      Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment.

      Depreciation and amortization expense was $36,000 and $390,000 for the three months ended March 31, 2001 and 2000, respectively. The depreciation and amortization in the three months ended March 31, 2001 was due to amortization of deferred financing costs and depreciation of fixed assets. The depreciation and amortization in the three months ended March 31, 2000 was primarily due to goodwill amortization relating to the acquisition of Intrac. In fiscal year 2000, the remaining goodwill related to the Intrac acquisition was written down to zero, eliminating the need for amortization in the quarter ended March 31, 2001.

LOSS FROM OPERATIONS

      During the three months ended March 31, 2001, we incurred a loss from operations of $1.3 million compared with a loss of $3.7 million for the three months ended March 31, 2000. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly align the cost of managing the business with the business we currently operate. They were also necessary to allow us more time to seek out new investment opportunities and additional sources of funding as we continue operations.

NET LOSSES

      For the three months ended March 31, 2001, we had net losses of $1.6 million compared to net losses of $3.4 million for the three months ended March 31, 2000. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly align the cost of managing the business with the business we currently operate.

RESULTS OF  OPERATIONS-SIX  MONTHS  ENDED MARCH 31,  2001  COMPARED TO MARCH
31, 2000

REVENUES

      Revenues were $5.8 million for the six months ended March 31, 2001, compared to revenues of $1.5 million for the six months ended March 31, 2000. The increase in revenues was due to a significant increase in media and product liquidation sales. For the six month period ended March 31, 2001, 35% of our revenue was from liquidation and cost recovery services and 65% of our revenue was from the purchase and resale of media. For the six months ended March 31, 2000, 39% of our revenue was from liquidation and cost recovery services, 48% of our revenue was from the purchase and resale of media, 5% of our revenue was from asset management, 6% of our revenues was from management services and 2% of our revenue was from consulting services. For the six months ended March 31, 2001, six customers for whom the Company provided services each accounted for more than 10% or more of the Company's total revenue and accounted, in the aggregate, for 98% of the total revenue.

COST OF REVENUE

      Cost of revenue was $5.9 and $1.3 million for the six months ended March 31, 2001 and 2000, respectively. As the proportion of revenue has shifted from consulting services to asset recovery, liquidation and cost recovery and media buying services, there has been a corresponding increase in our cost of revenue when viewed as a proportion of revenue. The cost of producing technology-consulting services is significantly lower than the cost of producing either media sales or cost recovery revenue. The cost of revenue for the six months ended March 31, 2000 had a greater proportion of salaries and fees paid to programmers and consultants than the six month period ended March 31, 2001, which had no consulting revenues.

      The cost of revenues exceeds revenues in the six month period ended March 31, 2001. This is due to two intertwined factors. First, a large media buy was purchased from Intrac primarily with excess inventory. The media was utilized in October 2000, requiring Intrac to outlay cash to purchase the media before the excess inventory could be converted into cash. Although some of the inventory was sold in December 2000, the bulk of the sales occurred after the quarter under report ended. Thus, the revenues from sales of the excess inventory were not recorded in the six month period ended March 31, 2001 and were unavailable to offset the cost of purchasing the media. The second factor is the unusual timing of the transaction. This type of transaction, which allows media buys for other than cash, is basic to our business. But, generally, these transactions don't overlap quarters, as this one has. In addition, this transaction occurred in what is, traditionally, our slowest quarter for sales of excess inventory. Thus, revenues generated from other business were insufficient in the quarter to make-up the timing shortfall.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were $2.8 million and $6.4 million for the six months ended March 31, 2001 and 2000, respectively. As described above, the decrease is largely the result of cost reducing initiatives implemented in late August and September of 2000. In September 2000, we decided to close our Mt.

Laurel, New Jersey office, which we no longer needed, and we began to search for a subtenant. This enabled us to eliminate or consolidate certain administrative functions and to eliminate certain positions. In October 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Following the termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. The Tarrytown space has been sublet, since January 1, 2001, for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease, which ranges from approximately $17,326 to $18,055, and the rent payable to ATM under the sublease. In March 2001, we terminated our lease for our Mt. Laurel, New Jersey offices, effective as of February 28, 2001, and transferred furniture to the landlord valued at approximately $62,000 in satisfaction of our rental obligations under the lease.

      Unless we are able to obtain additional financing, we will be unable to continue to pay these expenses.

DEPRECIATION AND AMORTIZATION

      Amortization expense consists of amortization of goodwill. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment.

      Depreciation and amortization expense was $66,000 and $764,000 for the six months ended March 31, 2001 and 2000, respectively. The depreciation and amortization in the six months ended March 31, 2001 was due to amortization of deferred financing costs and depreciation of fixed assets. The depreciation and amortization in the six months ended March 31, 2000 was primarily due to goodwill amortization relating to the acquisition of Intrac. In fiscal year 2000, the remaining goodwill related to the Intrac acquisition was written down to zero, eliminating the need for amortization in the quarter ended March 31, 2001.

LOSS FROM OPERATIONS

      During the six months ended March 31, 2001, we incurred a loss from operations of $2.9 million compared with a loss of $6.9 million for the six months ended March 31, 2000. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly align the cost of managing the business with the business we currently operate. They were also necessary to allow us more time to seek out new investment opportunities and additional sources of funding as we continue operations.

NET LOSSES

      For the six months ended March 31, 2001, we had net losses of $3.3 million compared to net losses of $6.0 million for the six months ended March 31, 2000. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly align the cost of managing the business with the business we currently operate.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operations with a combination of cash proceeds from the sale of our common stock, convertible debentures and our Entrade Inc. subsidiary. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $5.1 million from the sale of our convertible debentures. Proceeds from the sale of Entrade Inc. stock generated cash proceeds of approximately $1.4 million.

      Cash used in operations was $1.2 million in the six months ended March 31, 2001, down from $4.2 million in the six months ended March 31, 2000, as a result of our efforts to reduce operating and general and administrative expenses.

      Cash provided by investing activities during the six months ended March 31, 2001 was $10, compared to cash used in investing activities of $423,000 during the six months ended March 31, 2000, because we did not purchase any technology or make any advances to affiliated companies during the six months ended March 3, 2001.

      Consolidated working capital decreased to ($7.8) million at March 31, 2001, compared to $192,000 at September 30, 2000. The decrease resulted primarily from the decrease in the value of our Entrade shares and our net cash used in operations.

      Revenue in the amount of $1,456,848 from asset management, liquidation and recovery services and media buying services was deferred for the three and six month periods ended March 31, 2001, respectively. Deferred revenue recognized during the three and six month periods ended March 31, 2001 was $1,175,391. In addition, $206,000 of media revenue prepaid by customers was recognized during the six month period ended March 31, 2001.

      Our operations are not capital intensive and we have not incurred significant capital expenditures through March 31, 2001 and do not anticipate significant capital expenditures during the remainder of fiscal 2001. There were no material capital asset purchase commitments at March 31, 2001.

      In fiscal 2000, holders of $864,500 in principal amount of our 6% cumulative convertible debentures elected to convert into common stock. The only remaining outstanding debentures, in the principal amount of $125,000, were not converted into common stock and are the subject of the lawsuit described in Item 1.

      Management believes that cash and cash equivalents on hand at March 31, 2001, will be adequate to fund our current operating needs at current levels through September 1, 2001. In order to continue its operations, the Company will need to raise additional cash either from future equity offerings or other debt financing.

      On August 22, 2000, Blair Ventures-Fund I, Inc. ("Blair Ventures") made a loan to us in the principal amount of $3.6 million, which is due on September 1, 2001. We anticipate that Blair Ventures will extend the maturity date of the loan, however, there can be no assurance that it will do so. On October 26, 2000 and January 16, 2001, respectively, ATM Service, Inc. borrowed $200,000 and $75,000 from Marvel Worldwide, Ltd., due on February 23, 2001 and May 16, 2001, respectively, and secured by certain receivables. The $200,000 loan from Marvel was repaid, with interest, in February 2001. Principal payments totaling approximately $8,000 were made on the $75,000 loan from Marvel subsequent to March 31, 2001, leaving an outstanding principal balance of approximately $67,000. On February 9, 2001, ATM borrowed the additional sum of $200,000 from Joyce LaTerre, secured by the personal guarantees of Thomas Settineri and Gary Levi, due on March 26, 2001. Principal payments totaling $150,000 were made on the LaTerre loan subsequent to March 31, 2001, leaving an outstanding principal balance of $50,000.

      Management continues to believe that raising additional capital will be difficult and that sources of additional financing are limited. If we are able to obtain additional financing, the interests of our existing shareholders may be diluted, and we are unable to predict the amount of such possible dilution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc., which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. During the second quarter of fiscal 2001, the value of our Entrade stock fluctuated from a low of $0.70 per share, on March 30, 2001, to a high of $1.98 per share, on February 1, 2001. During the period from April 1, 2001 through May 15, 2001, the value of our Entrade stock has fluctuated from a low of $0.51 per share, on April 17, 2001, to a high of $1.30 per share, on April 20, 2001. Based upon the market price of Entrade shares as of March 31, 2001, a 20% decrease in equity prices would result in an approximate $232,000 decrease in the fair value of our holdings of Entrade stock at March 31, 2001. The value of our holdings may continue to fluctuate. We sold 22,600 Entrade shares during the second quarter of fiscal year 2001 and an additional 9,000 shares in April and May 2001 in an attempt to reduce our market exposure on our holdings.

      We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $5,000 increase in interest income.

      We also have issued fixed-rate debt which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of March 31, 2001, $864,500 in principal amount of the debt has been converted into common stock and $125,000 in principal amount remains outstanding. In addition, we have a $3.6 million convertible loan due on September 1, 2001.

Part II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On March 22, 1999, we issued 6% Cumulative Convertible Debentures in the aggregate principal amount of $989,500. During fiscal 2000, holders of $864,500 in principal amount of the debentures converted them into shares of our common stock. In January 2001, Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the two remaining holders of our Series A 6% Cumulative Convertible Debentures, in the aggregate principal amount of $125,000, filed an action against us in the United States District Court for the Southern District of New York (Case No. 01 Civ. 0810). In April 2001, these debenture holders voluntarily dismissed this action and re-filed their complaint in the Supreme Court for the State of New York (Index No. 01601617). In their complaint, the debenture holders seek to recover the principal amount of their debentures plus interest from March 22, 1999 and liquidated damages as per the terms of the debentures as a result of our alleged failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the debentures. The debenture holders are seeking to recover damages in the approximate amount of $230,000, representing principal, interest and liquidated damages. The Company intends to pursue all appropriate means of resolving this claim or vigorously defend against it, if necessary.

      Also in January 2001, we received an informal claim from Zakeni Limited, one of the former holders of our 6% Cumulative Convertible Debentures who elected to convert its debenture to our common stock in March 2000, for damages resulting from our alleged failure to deliver a certificate for the shares issuable upon conversion on a timely basis. The Company believes that claims of Zakeni Limited are without merit and, if necessary, will vigorously defend against it.

      On April 6, 2001, MicroTech Leasing Corporation commenced an action against the Company and NAIdirect.com, Inc. in the Superior Court of New Jersey, Mercer County (Docket No.: L-001090-01), seeking to recover (1) the sum of approximately $26,000 plus costs and pre-judgment interest, representing the amount alledgedly due under an equipment lease agreement with the Company, dated June 25, 1999, and (2) the sum of approximately $86,000 plus costs and pre-judgment interest, representing the amount allegedly due under an equipment lease agreement with NAIdirect.com, Inc., which was guaranteed by the Company in March 2000. Alternatively, MicroTech has demanded possession of the leased equipment or the value of the equipment, plus costs, pre-judgment interest and reasonable attorney's fees. The Company intends to pursue all appropriate means of resolving these claims or vigorously defend against them, if necessary.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

OPTIONS:

      The Company has, from time to time, granted options to purchase our common stock to employees and directors. During the six month period ended March 31, 2001, we did not grant any options and no options were exercised as of March 31, 2001. Options for 4.9 million shares expired or were forfeited during the three month period ended March 31, 2001.

WARRANTS:

      The Company has, from time to time, issued warrants to purchase our common stock. During the six month period ended March 31, 2001, the Company did not issue any warrants and no warrants were exercised as of March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      We did not pay, at maturity, the amounts due under the Series A 6% Cumulative Convertible Debentures, dated March 22, 1999, in the aggregate principal amount of $125,000, held by Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the only two holders of our Series A 6% Cumulative Convertible Debentures who did not accept our offer to convert their convertible debentures to our common stock. These debentures matured on March 23, 2000. The total arrearage of principal and interest for these debentures is approximately $141,250.00. See "Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER EVENTS

RESIGNATIONS OF OFFICERS AND DIRECTORS AND APPOINTMENT OF DIRECTOR

      Thomas Settineri and Ronald Tobia resigned as members of our Board of Directors (the "Board") and Gary Levi resigned as our Secretary and Treasurer, effective December 27, 2000 and December 29, 2000, respectively. On February 6, 2001, G. David Rosenblum was appointed as a member of the Board, to serve until the next annual stockholders meeting, to fill one of the vacancies. On March 9, 2001, (1) Carol C. Knauff resigned as President, Chief Executive Officer and Chairman of our Board, (2) R. Bruce Richardson resigned as our Chief Financial Officer and (3) G. David Rosenblum was appointed as our Interim President.

LETTER OF INTENT CONCERNING THE ACQUISITION OF EMARKETPLACES INTERNATIONAL, INC.

      On February 12, 2001, we signed a letter of intent (the "Letter of Intent") with International Commerce Exchange Systems, Inc. ("ICES") and eMarketplaces, Inc. ("EMI"). ICES and EMI are affiliates of JenCom Digital Technologies, LLC and other major stockholders of the Company.

      The Letter of Intent contemplates our purchase of a 100% equity interest in eMarketplaces International, Ltd. ("eMarketplaces"), a Delaware corporation owned by ICES and EMI, in exchange for shares of our common stock representing 80% of our total issued and outstanding voting securities (the "Transaction"). Accordingly, if the Transaction is consummated, the interests of our existing shareholders will be significantly diluted and ICES and EMI, the shareholders of eMarketplaces, will acquire a controlling interest in the Company.

      The consummation of the Transaction is conditioned upon the satisfactory completion of each party's financial and legal due diligence examinations, the approval of each party's board of directors, the execution of a definitive stock purchase agreement, the parties' receipt of a fairness opinion with respect to the Transaction which is reasonably acceptable to all parties, the re-structuring of certain of eMarketplaces' inter-company debt and payables upon terms acceptable to us, eMarketplaces' receipt of a capital contribution from ICES in the amount of $1.5 million, eMarketplaces' balance sheet including $1 million in other cash or acquired assets at the closing, and the absence of any material adverse change in eMarketplaces' financial condition since December 31, 2000.

      The Letter of Intent terminated and expired on May 1, 2001, by its terms, because the Transaction was not closed on or before that date and the parties have not mutually agreed to extend the time to close the Transaction.

RELEASE OF COLLATERAL

      On February 5, 2001, Blair Ventures-Fund I, Inc. ("Blair Ventures") released its pledge with respect to our 1,575,000 shares of common stock in Entrade Inc., until further notice, in order to permit us to sell our Entrade shares. We initially pledged these shares to Blair Ventures, on September 27, 2000, as collateral for our $3.6 million convertible loan. We sold 22,600 Entrade shares in March 2001 and an additional 9,000 shares in April and May 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.        DESCRIPTION
-----------        -----------------------------------------------------

10.86 Amendment, dated March 22, 2001, to the February 12, 2001 Letter of Intent by and among WorldWide Web NetworX Corporation, International Commerce Exchange Systems, Inc. and eMarketplaces, Inc.

REPORTS ON FORM 8-K

      On March 12, 2001, we filed a Report on Form 8-K regarding the resignations of Carol C. Knauff and R. Bruce Richardson as Chairman, President and Chief Executive Officer, and Chief Financial Officer, respectively, and the appointment of G. David Rosenblum as our Interim President.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 21, 2001                       WORLDWIDE WEB NETWORX CORPORATION
                                             (Registrant)

                                    By:   /s/ G. David Rosenblum
                                          ------------------------------------
                                          G. David Rosenblum
                                          Interim President and Chief
                                          Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

10.86 Amendment, dated March 22, 2001, to February 12, 2001 Letter of Intent by and among WorldWide Web NetworX Corporation, International Commerce Exchange Systems. Inc. and eMarketplaces, Inc.