Form 10-Q
period 2001-06-30
WORLDWIDE WEB NETWORX CORP
filed 2001-08-20
CIK 1064525

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

                       For the quarter ended June 30, 2001
                         Commission File Number 0-29479

                        WORLDWIDE WEB NETWORX CORPORATION
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                            58-2280078
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)

    500 N. GULPH ROAD - SUITE 200                            19406
        KING OF PRUSSIA, PA                                (zip code)
(Address of principal executive offices)





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

                                    Yes X No

       Number of shares of Common Stock outstanding as of August 15, 2001:
                                49,239,929 shares

                        WORLDWIDE WEB NETWORX CORPORATION
                           QUARTERLY REPORT FORM 10-Q


                                                           INDEX

                                               Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets.....................................................................................      3
  June 30, 2001 (unaudited) and September 30, 2000

Condensed Consolidated Statements of Operations...........................................................................      4
   Three Months Ended June 30, 2001 and 2000 (unaudited)
   Nine Months Ended June 30, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Comprehensive Income.................................................................      6
   Three Months Ended June 30, 2001 and 2000 (unaudited)
   Nine Months Ended June 30, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Cash Flows...........................................................................      7
   Nine Months Ended June 30, 2001 and 2000 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)..........................................................      8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.............................     12
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................................     16

                                                Part II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................................     17

Item 2 - Changes in Securities and Use of Proceeds........................................................................     18

Item 3 - Defaults Upon Senior Securities..................................................................................     18

Item 4 - Submission of Matters to a Vote of Security Holders..............................................................     18

Item 5 - Other Events.....................................................................................................     18

Item 6 - Exhibits and Reports on Form 8-K.................................................................................     19

Signatures................................................................................................................     19

                        WORLDWIDE WEB NETWORX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                                          ----------------------------------
                                                                               JUNE            SEPTEMBER
                                                                                30                30
                                                                               2001              2000
                                                                          ----------------  ----------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................................             $629            $2,271
  Short-term investments..............................................              926             6,005
  Accounts receivable, net of allowance for doubtful accounts ........            2,153             1,587
  Inventory...........................................................              608               644
  Prepaid expenses....................................................               43               700
  Other current assets................................................               20                --
                                                                          ----------------   ---------------

Total current assets..................................................            4,379            11,207
Property and equipment, net...........................................               93               319
Investments in and advances to Affiliated Companies...................            3,319             3,319

Deferred financing costs, net.........................................               32               183
Other assets..........................................................              100               679

                                                                          ----------------   ---------------
Total assets..........................................................           $7,923           $15,707
                                                                          ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accrued expenses....................................................             $555              $629
  Accounts payable....................................................            4,018             3,505
  Deferred revenue....................................................            2,944             3,117
  Current portion of capital lease obligation.........................               --                39
  Convertible debentures .............................................              125               125
  Notes payable ......................................................               75                --
  Convertible promissory note.........................................            3,600             3,600
                                                                          ----------------   ---------------
  Total current liabilities...........................................           11,317            11,015

Stockholders' equity (deficit):
  Common stock........................................................               39                42
  Additional paid-in capital..........................................           40,341            42,938
  Accumulated deficit.................................................          (38,816)          (35,688)
  Unearned stock compensation.........................................               --            (2,600)
   Accumulated other comprehensive loss                                          (4,958)               --
                                                                          ----------------   ---------------

Total stockholders' equity (deficit)..................................           (3,394)            4,692
                                                                          ----------------   ---------------

Total liabilities and stockholders' equity (deficit)..................           $7,923           $15,707
                                                                          ================   ===============


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      ---------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                      ---------------------------------
                                                                           2001              2000
                                                                      ---------------   ---------------


Revenues........................................................       $      4,137       $     1,210
Cost of revenues................................................              1,821             1,037
                                                                     ----------------  ---------------
Gross profit....................................................              2,316               173

Operating expenses:
  Selling, general and administrative...........................              1,951             3,521
  Depreciation and amortization.................................                127               352
                                                                     ----------------  ---------------

Income (loss) from operations...................................                238            (3,700)

Other income (expenses):
  Loss on sale of short-term investments........................                (19)           (1,723)
  Loss on disposal of assets....................................                 --                --
  Interest expense..............................................                (67)               (4)
  Amortization of debt issuance costs...........................                 --                --
  Interest income...............................................                  8                27
  Equity loss...................................................                 --               (11)
                                                                     ----------------  ---------------
  Total other expenses..........................................                (78)           (1,711)
                                                                     ----------------  ---------------
Income (loss) before income taxes...............................                160            (5,411)
Income tax expense..............................................                 --               225
                                                                     ----------------  ---------------

Net income (loss)...............................................       $        160      $     (5,636)
                                                                     ================  ===============
Basic and diluted net income (loss) per share                          $       0.00      $      (0.14)
                                                                     ================  ===============
Basic and diluted weighted average shares outstanding                    38,915,596        39,537,012
                                                                     ================  ===============


                                                                      --------------------------------
                                                                             NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      --------------------------------
                                                                           2001             2000
                                                                      ---------------  ---------------


Revenues.........................................................         $9,937          $     2,749
Cost of revenues.................................................          7,711                2,341
                                                                     ----------------  ---------------
Gross profit ....................................................          2,226                  408

Operating expenses:
  Selling, general and administrative............................          4,711                9,904
  Depreciation and amortization..................................            193                1,116
                                                                     ----------------  ---------------
Loss from operations.............................................         (2,678)             (10,612)

Other income (expenses):
   Loss on sale of short-term                                                (89)              (1,723)
  investments.................................
  Loss on disposal of assets.....................................           (138)               --
  Interest expense...............................................           (313)                 (39)
  Amortization of debt issuance costs............................             --                 (139)
  Interest income................................................             90                  166
  Equity loss....................................................             --                 (364)


                                                                     ----------------  ---------------
  Total other expenses...........................................             (450)            (2,099)
                                                                     ----------------  ---------------
Loss before income taxes.........................................           (3,128)           (12,711)
Income tax benefit...............................................               --             (1,025)
                                                                     ----------------  ---------------
Net loss.........................................................           (3,128)       $   (11,686)
                                                                     ================  ===============

Basic and diluted net loss per share                                   $     (0.08)       $     (0.31)
                                                                     ================  ===============

Basic and diluted weighted average shares outstanding                   39,353,691         37,697,735
                                                                     ================  ===============


                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                    -------------------------    ---------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                    -------------------------    ---------------------------
                                                                      2001          2000            2001          2000
                                                                   -----------   ------------    -----------   ------------
Net income (loss).............................................         $160       $ (5,636)      $(3,128)      $(11,686)
Other comprehensive income (loss):
   Unrealized holding losses in available-for-sale                     (217)       (42,955)       (5,047)       (16,855)
     Securities...............................................
   Less:  reclassification adjustment for losses included in net         19          1,723            89           1723
loss
                                                                   -----------   ------------    -----------   ------------
   Net unrealized holding losses..............................         (198)       (41,232)       (4,958)       (15,132)
                                                                   -----------   ------------    -----------   ------------
   Tax benefit related to other comprehensive income..........           --         16,483            --          6,098
                                                                   -----------   ------------    -----------   ------------
Net unrealized depreciation in available-for-sale ............
   securities.................................................         (198)       (24,749)       (4,958)        (9,034)
                                                                   -----------   ------------    -----------   ------------
Comprehensive loss............................................         $(38)      $(30,385)      $(8,086)      $(20,720)
                                                                   ===========   ============    ===========   ============

                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ----------------------------
                                                                                    2001           2000
                                                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................             $(3,128)      $(11,686)
Adjustments to reconcile net loss to net cash used in operating activities:
  Loss on sale of short-term investments..............................                  89          1,723
  Loss on disposal of assets..........................................                 138             --
  Stock compensation..................................................                  --            900
  Depreciation........................................................                  42             85
  Amortization........................................................                 151          1,031
  Deferred income taxes...............................................                  --         (1,025)
  Amortization of debt issuance costs.................................                  --            139
  Equity loss.........................................................                  --            364
  Changes in operating assets and liabilities net of acquisitions:
     Accounts receivable..............................................                (566)          (103)
     Inventory........................................................                  36             --
     Prepaid expenses.................................................                 657            122
     Other assets.....................................................                 559             --
     Accrued expenses.................................................                 (74)         1,614
     Accounts payable.................................................                 575           (341)
     Deferred revenue.................................................                (173)           424
                                                                                -------------  -------------

Net cash used in operating activities.................................              (1,694)        (6,753)
                                                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments..........................                  32            329
Purchase of property and equipment....................................                 (16)          (300)
Increase in other assets..............................................                  --           (113)
                                                                                -------------  -------------
Net cash provided by (used in) investing activities...................                  16            (84)
                                                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable...........................................                 475             --
Repayment of notes payable............................................                (400)            --
Payments on capital lease obligations                                                  (39)           (28)
                                                                                -------------  -------------
Net cash provided by (used in) financing activities...................                  36            (28)
                                                                                -------------  -------------
Net decrease in cash and cash equivalents.............................              (1,642)        (6,865)
Cash and cash equivalents at beginning of period......................               2,271          7,234
                                                                                -------------  -------------
Cash and cash equivalents at end of period............................             $   629       $    369
                                                                                =============  =============

NONCASH TRANSACTIONS
Exchange of convertible notes and accrued interest for common stock...                  --            995
Exchange of furniture for satisfaction of rental obligations..........                  62             --
Return of unearned stock compensation.................................               2,600             --

ISSUANCE OF COMMON STOCK FOR:
Acquisition of ownership interests in Affiliated Companies............                  --          2,250
Services rendered.....................................................                  --             30
Satisfaction of accrued expenses......................................                  --            512

                             See accompanying notes.

                        WORLDWIDE WEB NETWORX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

         WorldWide Web NetworX Corporation (the "Company") is a holding company that enters into joint ventures with or acquires ownership interest in off-line business-to-business companies in order to migrate the traditional business transactions of those companies onto the Internet. The Company also invests in new business-to-business opportunities which improve the efficiency of transactions and makes other opportunistic investments. As of June 30, 2001, the Company had joint ventures with or acquired owned interests in eleven companies. In previous periods, we wrote our ownership interests in four of these companies, WWWX-Jencom, LLC, InterCommerce China, LLC, VideoNet Corporation and Vision Technologies, Inc., down to zero because we were unable to confirm that they had any value.

2. SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim condensed financial statements as of June 30, 2001 and for the three and nine month periods ending June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position at June 30, 2001 and its operations and cash flows for the nine month periods ending June 30, 2001 and 2000 have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Intrac Group, Ltd., and its majority owned and controlled subsidiary, ATM Service, Ltd. The various interests that the Company acquires in its Affiliated Companies are accounted for under three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in an Affiliated Company, unless significant minority rights are present, or the Company's exercise of control of an Affiliated Company. During the three and nine month periods ending June 30, 2000, the consolidated financial statements also included the accounts of Real Quest, Inc., a majority-owned and controlled subsidiary sold on September 27, 2000.

                        WORLDWIDE WEB NETWORX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

         Unredeemed combination trade credits totaled $33,929,226 and $11,708,000, respectively, at June 30, 2001 and September 30, 2000. During the three month period ended June 2001, $4,209,767 and $669,241 combination trade credits were issued and redeemed, respectively; during the nine month period ended June 2001, $19,076,256 and $1,846,632 combination trade credits were issued and redeemed, respectively. No trade credits expired during the three or nine month period ended June 30, 2001. Vendors must redeem the trade credits within specified periods ranging from 2 to 5 years.

SHORT-TERM INVESTMENTS

         The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as other comprehensive income or loss until realized. The cost of short-term investments sold is based on the average cost method.

NET INCOME OR LOSS PER SHARE

         Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, convertible debt, and warrants to purchase common stock in the weighted average number of common shares outstanding for a period, if dilutive. Contingently issuable shares are included in diluted net income
(loss) per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period.

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent Accounting Pronouncements, Financial Accounting Standards ("FAS") Board Statements Nos. 141 and 142, which every company is required to apply starting with fiscal years beginning after December 2001, require companies to periodically evaluate (as opposed to amortize) goodwill and intangible assets carried on the company's books as an asset. The Company does not presently carry any goodwill and intangible assets as an asset on its books and management has determined that the adoption of FAS 141 and 142 will not have a significant impact on the Company.

                        WORLDWIDE WEB NETWORX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 2001 and September 30, 2000 consisted of 1,543,400 and 1,575,000 shares of common stock of Entrade Inc. (a New York Stock Exchange company), respectively, which we received as consideration for the sale of a subsidiary. The Entrade shares received by the Company had restrictions on their sale until September 23, 2000, however, Entrade Inc. granted the Company a partial waiver of the sale restrictions that allowed the Company to sell a total of 175,000 shares in May and June 2000 and an additional 50,000 shares in August 2000. In September 2000, the remaining shares were pledged by the Company as collateral for the $3.6 million loan from Blair Ventures-Fund I, Inc. ("Blair Ventures"), however, in February 2001, Blair Ventures released the shares from its pledge, until written notice to the contrary, in order to permit the Company to sell Entrade shares. The Company sold 23,600 Entrade shares in March 2001 and an additional 9,000 shares in April and May 2001. Although we intended to sell additional shares, we were unable to do so because of Entrade's failure to timely file an annual report for its fiscal year ended December 31, 2000 and a quarterly report for the quarter ended March 31, 2001. The quoted market value of the 1,544,400
Entrade shares held by the Company at June 30, 2001 was $0.60 per share, or $926,640, at that date, a decrease of $0.2125 per share, or $328,185, from the amount recorded at December 31, 2000.

         As of the date of this report, Entrade has not filed a report on Form 10-K for the year ended December 31, 2000 or reports on Form 10-Q for the periods ended March 31, 2001 or June 30, 2001.

4. OWNERSHIP INTERESTS IN AFFILIATED COMPANIES

         The following summarizes the Company's ownership interests in and advances to Affiliated Companies which were accounted for under the cost method of accounting during the nine month period ended June 30, 2001. Cost basis represents the Company's original acquisition cost and advances less any impairment charges recorded by the Company (in thousands).



                                                                VALUATION                                TOTAL CARRYING VALUE
                                     INVEST-                      ALLO-               COST           JUNE 30,        SEPTEMBER 30,
                                      MENT        ADVANCES        WANCE               BASIS            2001               2000
                                 -----------      --------      ----------            -----            ----               ----
                                                                                                   (UNAUDITED)

  WWWX-Jencom, LLC...........          $   --         $  900        $ (175)          $  725           $  ---            $  ---
  InterCommerce China, LLC              2,250              -        (2,250)               -                -               ---
                                        2,250            900        (2,425)             725                -               ---



  VideoNet...................              --            100          (100)              --                -               ---
  One World Direct...........             675             --             --             675              675               675
  Vision.....................              --            850          (850)              --               --               ---
  NAI and Real Quest.........             789            250              -           1,039            1,039             1,039
  AssetTRADE.................           1,605             --             --           1,605            1,605             1,605
  Other......................              81             --           (81)              --               --               ---
                                --------------  -------------  -------------   -------------  ---------------  ----------------

                                        3,150          1,200        (1,031)           3,319            3,319             3,319
                                --------------  -------------  -------------   -------------  ---------------  ----------------

  Total......................          $5,400         $2,100       ($3,456)          $4,044           $3,319            $3,319
                                ==============  =============  =============   =============  ===============  ================

                        WORLDWIDE WEB NETWORX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

6. COMMON STOCK

         In December 1998, we formed ATM Service, Ltd. with Warren Rothstein, who served as our Interim Chairman, President and Chief Executive Officer until April 26, 2000, as one of our directors until August 22, 2000 and as the Chairman of both ATM and The Intrac Group, Ltd. until October 19, 2000. In connection with the formation of ATM, we agreed to issue 5,000,000 shares of our common stock to Mr. Rothstein, subject to forfeiture. In July 1999, Mr. Rothstein relinquished his right to 1,000,000 of these shares, as well as to a 26% interest in ATM, in order to enable us to use those shares and a part of the 26% interest in ATM to acquire Intrac. In November 2000, Mr. Rothstein relinquished an additional 2,600,000 of his shares of our common stock and the entire balance of his equity interest in ATM in connection with his resignation as the Chairman of ATM and Intrac.

7. CONVERTIBLE LOAN

         On August 22, 2000, D.H. Blair Investment Banking Corp. caused its affiliate, Blair Ventures-Fund I, Inc. ("Blair Ventures"), to make a loan to us in the principal amount of $3.6 million. The loan is evidenced by a Convertible Promissory Note and is secured by a first priority security interest in all of our assets.

         The outstanding principal amount of the loan is due on or before September 1, 2001, however, the maturity date may be extended, at Blair Ventures' sole option, for up to an additional two years. Interest is payable on the loan, at the rate of 10% per year, upon maturity. The loan may be converted by Blair Ventures at any time prior to the maturity date into our common stock at the rate of $0.75 per share. Any shares of our common stock issued to Blair Ventures as a result of conversion will be subject to anti-dilution rights. In addition, Blair Ventures will have two demand registration rights and unlimited piggyback registration rights pursuant to the terms of the note with respect to any common stock that it receives.

         Pursuant to the terms of the note, we can prepay the loan, in whole or in part, at any time, upon at least ten days written notice to Blair Ventures. However, in the event of any prepayment, we would be required to issue to Blair Ventures a warrant to purchase shares of our common stock in an amount equal to the prepayment, at $0.75 per share. The common stock underlying such warrant would also be subject to anti-dilution rights and Blair Ventures would have two demand registration rights and unlimited piggyback registration rights with respect to such shares.

8.  INVENTORY

         We had approximately $608,000 and $644,000 of inventory at June 30, 2001 and September 30, 2000, respectively. Inventory at June 30, 2001 consists of merchandise purchased or acquired by ATM Service, Ltd. and The Intrac Group, Ltd., for resale, in consideration for inventory liquidation and asset recovery services. The merchandise included in inventory was valued by the management of ATM and Intrac on the basis of the companies' prior sales or a conservative estimate of the present market value of such merchandise.

                        WORLDWIDE WEB NETWORX CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. CONTINGENCIES

         In January 2001, Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the two remaining holders of our Series A 6% Cumulative Convertible Debentures, in the aggregate principal amount of $125,000, filed an action against us in the United States District Court for the Southern District of New York (Case No. 01 Civ. 0810). In April 2001, the debenture holders voluntarily dismissed this action after we filed a motion asking the court to dismiss the case on the basis of lack of jurisdiction. The debenture holders subsequently re-filed their complaint in the Supreme Court of the State of New York (Index No. 01601617). In their complaint, the debenture holders seek to recover the principal amount of their debentures plus interest from March 22, 1999 and liquidated damages as per the terms of the debentures as a result of our alleged failure to file a registration statement and to have such registration statement declared effective in accordance with the terms of the debentures. The debenture holders are seeking to recover damages in the approximate amount of $230,000, representing principal, interest and liquidated damages. The Company intends to pursue all appropriate means of resolving this claim.

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

GENERAL

         We reported a series of initiatives to improve our general and administrative expense performance in our annual report filed on Form 10-K on January 16, 2001. As stated in that report, the impact of those changes were expected to be material beginning in fiscal year 2001. The overall cash flows used in operations for the nine month period ended June 30, 2001 have decreased by approximately $5.1 million from the nine month period ended June 30, 2000, from approximately $6.8 million of cash used for operations for the nine month period ended June 30, 2000 to approximately $1.7 used for the nine month period ended June 30, 2001. Management's intention is to attempt to keep our monthly expenditures as low as possible while we attempt to obtain funding for new investment opportunities and continued operations.

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

         If we are successful in raising additional capital for new investment opportunities, we anticipate that our operating expenses will increase over the next twelve months. Unless our $3.6 million convertible loan is extended or converted to equity, we will not be able to continue our operations beyond September 1, 2001, when the loan becomes due, without additional sources of funding. Although management anticipates that the maturity date of the $3.6 million convertible loan will be extended, there can be no assurance that it will be. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual operating and financial results and actual plan of operations may differ materially from the stated plan of operations. Factors which may cause a change from our actual results or actual plan of operations vary but include, without limitation, decisions of our board of directors not to pursue the stated plan of operations based upon its reassessment of the plan, changes in the Internet business or in our business strategy, the wholesaling and asset recovery business and general operating conditions.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

REVENUES

         The Company derives its revenue by providing inventory liquidation and asset recovery services and from the purchase and resale of advertising media, merchandise or business services through our consolidated companies, ATM Service, Ltd. and The Intrac Group, Ltd.

         Revenues were approximately $4.1 million for the three months ended June 30, 2001, compared to revenues of approximately $1.2 million for the three months ended June 30, 2000. The increase was due to a significant increase in media revenues. For the three months ended June 30, 2001, approximately 15.5% of our revenue was from liquidation and cost recovery services and 84.5% of our revenue was from the purchase and resale of media. For the three months ended June 30, 2000, approximately 5% of our revenue was from liquidation and cost recovery services, 89% of our revenue was from the purchase and resale of media, 3% of our revenue was from asset management, and 3% of our revenue was from consulting services. For the three months ended June 30, 2001, three customers for whom the Company provided services each accounted for more than 10% or more of the Company's total revenue and accounted, in the aggregate, for approximately 83% of the total revenue.

COST OF REVENUE

         Cost of revenue primarily consists of media costs and goods, freight and warehousing of inventory held for sale.

         Cost of revenue was approximately $1.8 and $1.0 million for the three months ended June 30, 2001 and 2000, respectively. As the proportion of revenue has shifted from consulting services to asset recovery, liquidation and cost recovery, and media buying services there has been a corresponding increase in our cost of revenue when viewed as a proportion of revenue. The cost of producing technology-consulting services is significantly lower than the cost of producing either media sales or cost recovery revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were approximately $2.0 million and $3.5 million for the three months ended June 30, 2001 and 2000, respectively. The decrease is largely the result of cost reducing initiatives implemented in late August and September of 2000. In September 2000, we decided to close our Mt. Laurel, New Jersey office, which we no longer needed, and began to search for a subtenant. This enabled us to eliminate or consolidate certain administrative functions and to eliminate certain positions. In October 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Following the termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. The Tarrytown space has been sublet, since January 1, 2001, for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease, which ranges from approximately $17,326 to $18,055, and the rent payable to ATM under the sublease. In March 2001, we terminated our lease for our Mt. Laurel, New Jersey offices, effective as of February 28, 2001. The Company presently has only one employee.

DEPRECIATION AND AMORTIZATION

         Amortization expense consists of amortization of goodwill and other intangibles. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment.

         Depreciation and amortization expense was approximately $127,000 and $352,000 for the three months ended June 30, 2001 and 2000, respectively. The depreciation and amortization in the three months ended June 30, 2001 was for amortization of deferred financing costs and depreciation of fixed assets. The depreciation and amortization in the three months ended June 30, 2000 was primarily for goodwill amortization relating to the acquisition of Intrac. In fiscal year 2000, the remaining goodwill related to the Intrac acquisition was written down to zero, eliminating the need for amortization in the quarter ended June 30, 2001.

INCOME (LOSS) FROM OPERATIONS

         During the three months ended June 30, 2001, we had income from operations of approximately $200,000 compared with a loss of approximately $3.7 million for the three months ended June 30, 2000. These earnings are primarily the result of an increase in revenues and our gross profit margin and the reductions in general and administrative expenses mentioned previously.

LOSS ON SALE OF SHORT-TERM INVESTMENTS

         During the three months ended June 30, 2001, we sold an additional 9,000 shares of Entrade Inc. common stock, resulting in a loss of approximately $19,000.

NET INCOME (LOSS)

         For the three months ended June 30, 2001, we had net income of approximately $160,000, before taxes, compared to net losses of approximately $5.6 million for the three months ended June 30, 2000. This income is primarily the result of an increase in revenues and our gross profit margin and the reductions in general and administrative expenses mentioned previously.

RESULTS OF OPERATIONS-NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

REVENUES

         Revenues were approximately $9.9 million for the nine months ended June 30, 2001, compared to revenues of approximately $2.7 million for the nine months ended June 30, 2000. The increase in revenues was due to a significant increase in media sales. For the nine month period ended June 30, 2001, approximately 26.8% of our revenue was from liquidation and cost recovery services and 73.2% of our revenue was from the purchase and resale of media. For the nine months ended June 30, 2000, approximately 24% of our revenue was from liquidation and cost recovery services, 67% of our revenue was from the purchase and resale of media, 4% of our revenue was from asset management, 4% of our revenues was from management services and 1% of our revenue was from consulting services. For the nine months ended June 30, 2001, five customers for whom the Company provided services each accounted for more than 10% or more of the Company's total revenue and accounted, in the aggregate, for approximately 84% of the total revenue.

COST OF REVENUE

         Cost of revenue was approximately $7.7 and $2.3 million for the nine months ended June 30, 2001 and 2000, respectively. As the proportion of revenue has shifted from consulting services to asset recovery, liquidation and cost recovery and media buying services, there has been a corresponding increase in our cost of revenue when viewed as a proportion of revenue. The cost of producing technology-consulting services is significantly higher than the cost of producing either media sales or cost recovery revenue. The cost of revenue for the nine months ended June 30, 2000 had a greater proportion of salaries and fees paid to programmers and consultants than the nine month period ended June 30, 2001, which had no consulting revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs, professional fees, consulting fees, facilities cost and marketing expenses. General and administrative expenses were approximately $4.7 million and $9.9 million for the nine months ended June 30, 2001 and 2000, respectively. As described above, the decrease is largely the result of cost reducing initiatives implemented in late August and September of 2000. In September 2000, we decided to close our Mt. Laurel, New Jersey office, which we no longer needed, and we began to search for a subtenant. This enabled us to eliminate or consolidate certain administrative functions and to eliminate certain positions. In October 2000, ATM and Intrac each terminated its management services contract with Warren Rothstein. Following the termination of these contracts, the ATM facility at Tarrytown, New York was closed and all jobs at that facility were eliminated. The Tarrytown space has been sublet, since January 1, 2001, for a monthly base rent of $12,500. ATM will be required to pay the difference between the rent payable by ATM under the prime lease, which ranges from approximately $17,326 to $18,055, and the rent payable to ATM under the sublease. In March 2001, we terminated our lease for our Mt. Laurel, New Jersey offices, effective as of February 28, 2001, and transferred furniture to the landlord valued at approximately $62,000 in satisfaction of our rental obligations under the lease.

DEPRECIATION AND AMORTIZATION

         Amortization expense consists of amortization of goodwill and other intangibles. Depreciation expense consists of depreciation of furniture, fixtures, machinery and computer equipment.

         Depreciation and amortization expense was approximately $197,000 and $1.1 million for the nine months ended June 30, 2001 and 2000, respectively. The depreciation and amortization in the nine months ended June 30, 2001 was for amortization of deferred financing costs and depreciation of fixed assets. The depreciation and amortization in the nine months ended June 30, 2000 was primarily for goodwill amortization relating to the acquisition of Intrac. In fiscal year 2000, the remaining goodwill related to the Intrac acquisition was written down to zero, eliminating the need for amortization in the nine months ended June 30, 2001.

LOSS FROM OPERATIONS

         During the nine months ended June 30, 2001, we incurred a loss from operations of approximately $2.7 million compared with a loss of approximately $10.6 million for the nine months ended June 30, 2000. The reduced loss is primarily the result of increased revenue, higher gross margin as a percentage of revenue and the reductions in general and administrative expenses mentioned previously. These reductions in general and administrative expenses were necessary to properly align the cost of managing the business with the business we currently operate. They were also necessary to allow us more time to seek out new investment opportunities and additional sources of funding as we continue operations.

NET LOSSES

         For the nine months ended June 30, 2001, we had net losses of approximately $3.1 million compared to net losses of approximately $11.7 million for the nine months ended June 30, 2000. The reduced loss is primarily the result of the reductions in general and administrative expenses mentioned previously. These reductions were necessary to properly align the cost of managing the business with the business we currently operate.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations with a combination of cash proceeds from the sale of our common stock, convertible debentures and sale of our investment in Entrade Inc. Since inception, we have raised approximately $12.9 million from the sale of our common stock and approximately $5.1 million from the sale of our convertible debentures. Proceeds from the sale of Entrade Inc. stock generated cash proceeds of approximately $1.4 million.

         Cash used in operations was approximately $1.7 million in the nine months ended June 30, 2001, down from approximately $6.8 million in the nine months ended June 30, 2000, as a result of our efforts to reduce operating and general and administrative expenses.

         Cash provided by investing activities during the nine months ended June 30, 2001 was $16,000 compared to cash used in investing activities of $84,000 during the nine months ended June 30, 2000, because we did not purchase any technology or make any advances to affiliated companies during the nine months ended June 30, 2001.

         Consolidated working capital decreased to a deficit of approximately $6.9 million at June 30, 2001, compared to approximately $192,000 at September 30, 2000. The decrease resulted from the continuing cost of operations.

         Revenue in the amounts of $182,934 and $1,639,782 from asset management, liquidation and recovery services and media buying services was deferred for the three and nine month periods ended June 30, 2001, respectively. Deferred revenue recognized during the three and nine month periods ended June 30, 2001 was $430,570 and $1,605,961, respectively. In addition, $206,000 of media revenue prepaid by customers was recognized during the nine month period ended June 30, 2001 (all of which occurred during the first and second quarters of our fiscal year).

         Our operations are not capital intensive and we have not incurred significant capital expenditures through June 30, 2001 and do not anticipate significant capital expenditures during the remainder of fiscal 2001. There were no material capital asset purchase commitments at June 30, 2001.

         In fiscal 2000, holders of $864,500 in principal amount of our 6% cumulative convertible debentures elected to convert into common stock. The only remaining outstanding debentures, in the principal amount of $125,000, were not converted into common stock and are the subject of the lawsuit described in Item 1.

         On August 22, 2000, Blair Ventures-Fund I, Inc. ("Blair Ventures") made a loan to the Company in the principal amount of $3.6 million, which is due on September 1, 2001. We anticipate that Blair Ventures will extend the maturity date of the loan, however, there can be no assurance that it will do so.

         On October 26, 2000 and January 16, 2001, ATM Service, Inc. borrowed $200,000 and $75,000, respectively, from Marvel Worldwide, Ltd., a business associate of ATM and The Intrac Group, Ltd. These loans were due on February 23, 2001 and May 16, 2001, respectively, and were secured by certain receivables. ATM repaid the $200,000 Marvel loan, with interest, in February 2001, and repaid the $75,000 Marvel loan, with interest, in May 2001. On February 9, 2001, ATM borrowed the additional sum of $200,000 from Joyce LaTerre, the wife of a consultant to ATM and Intrac, which was secured by the personal guarantees of Thomas Settineri and Gary Levi, the chairman and chief executive officer and the president and chief operating officer, respectively, of ATM and Intrac. This loan was due by its terms on March 26, 2001. Principal payments totaling $125,000 were made by ATM on the LaTerre loan during the three month period ended June 30, 2001, leaving an outstanding principal balance of $75,000 at that date. On August 1, 2001, ATM made an additional principal payment in the amount of $25,000, reducing the principal balance of this loan to $50,000. ATM anticipates paying off the remaining principal balance of the LaTerre loan on September 1, 2001.

         If our $3.6 million convertible loan is extended, as management anticipates, cash and cash equivalents on hand at June 30, 2001, will be adequate to fund our current operating needs at current levels through at least December 31, 2001. In order to continue its operations significantly beyond that date, the Company will need to raise additional cash from the sale of assets, equity offerings or other debt financing. However, there can be no assurance that our $3.6 million loan will be extended. If our $3.6 million loan is not extended, cash and cash equivalents on hand at June 30, 2001, will only be adequate to fund our current operating needs at current levels through September 1, 2001, the maturity date of the loan.

         Management continues to believe that raising additional capital will be difficult and that sources of additional financing are limited. Moreover, if we are able to obtain additional financing, the interests of our existing shareholders may be diluted, and we are unable to predict the amount of such possible dilution. Management is currently attempting to negotiate the sale of certain assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to equity price risks on our ownership interest in the common stock of Entrade Inc., which is a New York Stock Exchange publicly traded security denominated in U.S. dollars. During the third quarter of fiscal 2001, the value of our Entrade stock fluctuated from a low of $0.40 per share, on June 6 and June 20-21, 2001, to a high of $1.30 per share, on April 20, 2001. During the period from July 1, 2001 through August 15, 2001, the value of our Entrade stock has fluctuated from a low of $0.36 per share, on July 27, August 6 and August 15, 2001, to a high of $0.65 per share, on July 2, 2001. Based upon the market price of Entrade shares at June 30, 2001, a 20% decrease in equity prices would result in an approximate $231,660 decrease in the fair value of our holdings of Entrade stock at June 30, 2001. The value of our holdings may continue to fluctuate. We sold 22,600 Entrade shares during the second quarter of fiscal year 2001 and an additional 9,000 shares during the third quarter in an attempt to reduce our market exposure on our holdings. Although we intended to sell additional shares, we were unable to do so because of Entrade's failure to timely file an annual report for its fiscal year ended December 31, 2000 and a quarterly report for the quarter ended March 31, 2001.

         We are exposed to interest rate risk on our holdings of money market instruments. Historically, our investment income has not been material to our financial results, and we do not expect that changes in interest rates will have a material impact on the results of operations. A 1/2% increase in interest rates would result in an approximate $5,000 increase in interest income.

         We also have issued fixed-rate debt which is convertible into our common stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the underlying price of our common stock. As of June 30, 2001, $864,500 in principal amount of the debt has been converted into common stock and $125,000 in principal amount remains outstanding. In addition, we have a $3.6 million convertible loan due on September 1, 2001, although management anticipates that the maturity date of this loan will be extended.

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

         Also in January 2001, we received an informal claim from Zakeni Limited ("Zakeni"), one of the holders of our 6% Cumulative Convertible Debentures who elected to convert its debenture into our common stock in March 2000, for damages resulting from our alleged failure to deliver a certificate for the shares issuable upon conversion on a timely basis. The Company has not received any further communication from Zakeni since that time and believes that claims of Zakeni are without merit. If a claim is asserted by Zakeni, the Company will vigorously defend against it.

         On April 6, 2001, MicroTech Leasing Corporation commenced an action against the Company and NAIdirect.com, Inc. in the Superior Court of New Jersey, Mercer County (Docket No.: L-001090-01), seeking to recover (1) the sum of approximately $26,000 plus costs and pre-judgment interest, representing the amount due under an equipment lease agreement with the Company, dated June 25, 1999, and (2) the sum of approximately $86,000 plus costs and pre-judgment interest, representing the amount due under an equipment lease agreement with NAIdirect.com, Inc., which was guaranteed by the Company in March 2000. Alternatively, MicroTech demanded possession of the leased equipment or the value of the equipment, plus costs, pre-judgment interest and reasonable attorney's fees. The claims asserted by MicroTech against the Company were settled and this action was dismissed as against the Company in June 2001. The Company paid the total sum of $24,000 to MicroTech and was released from its guarantee of NAIdirect.com's equipment lease in connection with the settlement.

         During the period from February 2000 through February 2001, over $100,000 in company funds was embezzled from the Company by a former employee. The Company has asserted claims against PNC Bank and Accountemps, a division of Robert Half International, Inc., arising from the embezzlement. A criminal prosecution has been commenced against the former employee, however, suit has not yet been filed against PNC Bank and Accountemps.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

SHARES:

         Pursuant to the stock purchase agreement, dated March 4, 1999, between the Company and D.H. Blair Investment Banking Corp. (the "Stock Purchase Agreement"), whereby D.H. Blair purchased 2 million shares of our common stock for an aggregate purchase price of $3 million, or $1.50 per share, the Company agreed to register the shares purchased by D.H. Blair within seven months following the closing. However, the Company did not register D.H. Blair's shares until April 30, 2001. Pursuant to the Stock Purchase Agreement, the Company agreed that, if the shares purchased by D.H. Blair in March 1999 were not registered within seven months following the closing, the Company would issue additional shares of common stock to D.H. Blair pursuant to the mathematical formula set forth in the Stock Purchase Agreement. On July 23, 2001, we issued an additional 10,324,333 shares of our common stock to D.H. Blair, pursuant to the terms of the Stock Purchase Agreement, as a result of the Company's failure to register the shares purchased by D.H. Blair in May 1999 until April 30, 2001.

OPTIONS:

         The Company has, from time to time, granted options to purchase our common stock to employees and directors. During the nine month period ended June 30, 2001, we did not grant any options and no options were exercised as of June 30, 2001.

WARRANTS:

         The Company has, from time to time, issued warrants to purchase our common stock. During the nine month period ended June 30, 2001, the Company did not issue any warrants and no warrants were exercised as of June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company did not pay, at maturity, the amounts due under the Series A 6% Cumulative Convertible Debentures, dated March 22, 1999, in the aggregate principal amount of $125,000, held by Arab Commerce Bank Ltd. and Lufeng Investments Ltd., the only two holders of our Series A 6% Cumulative Convertible Debentures who did not accept the Company's offer to convert their convertible debentures to our common stock. The debentures matured on March 23, 2000. The total arrearage of principal and interest for these debentures was approximately $141,875.00 as of June 30, 2001. See "Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

CHANGE OF AUDITORS

         On June 5, 2001 and July 6, 2001, respectively, the Company's board of directors accepted the resignation of Ernst & Young, LLP as the Company's independent auditors and appointed Richard A. Eisner & Company, LLP, New York, NY as the Company's successor independent auditors.

CHANGE OF PRINCIPAL PLACE OF BUSINESS

         On August 15, 2001, the Company changed its principal place of business to 500 N. Gulph Road, Suite 200, King of Prussia, Pennsylvania 19406.

APPOINTMENT OF INTERIM CHIEF EXECUTIVE OFFICER AND AUDIT COMMITTEE

         On August 15, 2001, we appointed G. David Rosenblum, the Company's interim president, who is presently the Company's only employee, as the Company's interim chief executive officer and a member of the board of directors' audit committee. Mr. Rosenblum is currently the Company's sole director and the only member of the audit committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         None

REPORTS ON FORM 8-K

         On June 12, 2001 and July 13, 2001, respectively, we filed Reports on Form 8-K regarding the board of directors' acceptance of the resignation of Ernst & Young, LLP as the Company's independent auditors and the appointment of Richard A. Eisner & Company, LLP as the Company's successor independent auditors.

         On July 30, 2001, we filed a Report on Form 8-K regarding the Company's issuance of an additional 10,324,333 shares of our common stock to D.H. Blair Investment Banking Corp. as a result of our failure to register the two million shares of common purchased by D.H. Blair in May 1999 until April 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 2001            WORLDWIDE WEB NETWORX CORPORATION
                                              (Registrant)

                                  By:     /s/ G. David Rosenblum
                                          --------------------------------------
                                           G. David Rosenblum
                                           Interim President/CEO